Form 10-K405
period 1998-12-31
UBID INC
filed 1999-03-31
CIK 1064710

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998                      COMMISSION FILE NUMBER:

                               ----------------

                                  UBID, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                       33-0775328
       (State or other jurisdiction of                        (I.R.S. Employer
             Identification No.)                       incorporation or organization)

              2525 BUSSE ROAD, ELK GROVE VILLAGE, ILLINOIS 60007
         (Address of principal executive offices, including zip code)

                                (847) 860-5000
             (Registrant's telephone number, including area code)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                    NONE                                            N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   Common Stock, $0.001 par value per share

                               ----------------

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment the Form 10-K. [X]

As of March 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $129,415,000, computed with reference to the closing price quoted on the Nasdaq National Market on such date. Although directors, executive officers and 10% stockholders were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of March 23, 1999, there were 9,146,883 shares of Common Stock ($0.001 par value) outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specified portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UBID, INC. FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I

  Item 1  Business......................................................    1
  Item 2  Properties....................................................   36
  Item 3  Legal Proceedings.............................................   36
  Item 4  Submission of Matters to a Vote of Security Holders...........   36

 PART II

  Item 5  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   38
  Item 6  Selected Financial Data.......................................   39
  Item 7  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   40
  Item 7A Quantitative and Qualitative Disclosures About Market Risk....   45
  Item 8  Financial Statements and Supplementary Data...................   45
  Item 9  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   45

 PART III

  Item 10 Directors and Executive Officers of the Registrant............   45
  Item 11 Executive Compensation........................................   45
  Item 12 Security Ownership of Certain Beneficial Owners and
          Management....................................................   45
  Item 13 Certain Relationships and Related Transactions................   45

 PART IV

  Item 14 Exhibits, Financial Statements Schedules and Reports on Form
          8-K...........................................................   46

  Signatures.............................................................  47
  Index to Exhibits......................................................  48

                          FORWARD-LOOKING STATEMENTS

  A number of the matters and subject areas discussed in this Annual Report on Form 10-K that are not historical fact are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements, including the discussions of the Company's growth and operating strategies and expectations concerning market position, future operations, margins, revenue, profitability, liquidity and capital resources and other matters contained in this Annual Report regarding matters that are not historical facts, are not guarantees of future performance. No assurance can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this Report. The forward-looking statements contained herein are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. Factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, without limitation, those discussed under "Investment Considerations" in this Report.

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  uBid operates an online auction for excess merchandise, offering close-out and refurbished products to consumers and small to medium-sized businesses. The Company believes that its online auction represents an exciting sales format for users that leverages the interactive nature of the Internet. The Company's Internet auctions feature a rotating selection of brand name computer, consumer electronics and housewares, and sports and recreation products which typically sell at significant discounts to prices found at traditional retailers. uBid currently runs auctions seven days a week, offering on the average over 1,000 total items in each of its auctions. From its first auction in December 1997 through December 31, 1998 the Company auctioned over 278,000 merchandise units, registered over 229,000 users and recorded more than 17.8 million visits to its Website.

  The Company operates in the rapidly growing Internet commerce industry. Jupiter Communications has estimated that U.S. retail consumer purchases of goods and services over the Internet will increase from $5 billion in 1998 to $29.4 billion in 2002. The single largest online retail category in the U.S. is projected to be computers and consumer electronics (including software), which is forecasted to grow from $2.4 billion in 1998 to $9.6 billion by the year 2002. The personal computer and consumer electronics markets are characterized by significant quantities of excess merchandise due to extremely short product life cycles and the prevalence of returned items through the consumer retail channel. Because of the highly fragmented and relatively undeveloped liquidator channel, prices received by vendors for excess goods tend to be highly variable. The Company estimates that the value of such products exceeded $4 billion in 1998 in the U.S. alone.

  uBid's online auctions provide an ideal distribution channel for unpredictable, odd-lot quantities of close-out and refurbished goods. The frequency of the Company's auctions and its ability to continuously add new items allow vendors to dispose of inventory quickly to minimize the risk of price erosion. Online sales also allow vendors to liquidate excess merchandise directly to a nationwide audience, without cannibalizing their primary distribution channels. Furthermore, uBid offers customers a unique retail experience--the opportunity to set their own prices on popular, brand name products with the convenience of shopping 24 hours a day, seven days a week. The element of gamesmanship, combined with an ever-changing merchandise mix, entices customers to participate in the auction in hopes of "hitting the jackpot" and winning a bargain.

  The Company employs sophisticated merchandising techniques to manage the auction process, which allows the Company to maximize revenues on products put into auction. uBid's sophisticated auction management methodology capitalizes on the Company's direct marketing and merchandising expertise to help predict the level of customer traffic to the Website, the appropriate product mix of each auction and the ultimate price realized on each product.

  The Company has designed its online auctions to offer a superior customer experience and to encourage repeat visits by customers and potential customers. The Company believes it offers a consistently superior experience to its customers through an entertaining and fast auction process, tight control of the order process and a high level of customer support. Approximately 90% of the products shipped from the Company's warehouse are shipped the next business day after an auction closes. In addition, uBid has established multiple channels for communicating with customers before and after the sale, including telephone, e-mail and online support. The Company has also incorporated other features to encourage repeat visits, including a personalized page with a user's bidding history. Repeat customers accounted for approximately 69% of customer orders for the three months ended December 31, 1998.

  In the electronic commerce industry, a strong brand is critical to creating a high level of vendor awareness and attracting customer traffic. Accordingly, the Company's strategy is to aggressively increase its visibility and brand recognition through a variety of marketing and promotional efforts. Specifically, the Company intends to increase points of access by establishing relationships with other on line companies similar to its existing relationships with AOL, CNET, Wired Digital, MSN/LinkExchange, PCWorld Online and LookSmart.

  The Company obtains merchandise directly from computer, consumer electronics and home and leisure products manufacturers and indirectly through other vendors, such as retailers, distributors and Fortune 1000 companies. Currently, this merchandise is sourced from over 150 vendors. uBid's merchandise has included brands such as AST, AT&T, Aiwa, Apple, Canon, Casio, Compaq, Dell, Gateway, Hewlett-Packard, IBM, JVC, Lexmark, Micron, NEC, Panasonic, Seagate, Sony, Toshiba and Uniden. In March 1999, the Company announced the introduction of the uBid Auction Community(TM), which will provide approved vendors access to the uBid Website to place products on the site for direct auction to customers.

  uBid's business was established by Creative Computers, Inc. (the "Parent") in April 1997 and the Company was incorporated in Delaware on September 19, 1997 as a wholly-owned subsidiary of the Parent. In December 1998, the Company completed an initial public offering of 1,817,000 shares of its Common Stock (the "Offering" or "IPO"). As of March 23, 1999, the Parent owned approximately 80.1% of the outstanding shares of Common Stock of the Company. The Company's executive offices are located at 2525 Busse Road, Elk Grove Village, Illinois 60007, and its telephone number at such location is (847) 860-5000.

INDUSTRY BACKGROUND

 Growth of the Internet and the Web

  The Internet and the Web are experiencing dramatic growth in terms of the number of Web users. International Data Corporation ("IDC") has estimated that at the end of 1998 there were over 51 million Web users in the United States and that by the end of 2002 the number of Web users in the United States will increase to over 135 million. The growth in the number of Web users and the amount of time users spend on the Web is being driven by the increasing importance of the Internet as a communications medium and an information resource and a sales and distribution channel.

 Growth of Online Commerce

  The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. The Web provides online merchants with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers and businesses with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of parties are transacting business on the Web, including trading securities, buying consumer goods, paying bills and purchasing airline tickets. In addition, IDC has estimated that the percentage of U.S. Internet users buying goods and services on the Internet is projected to grow from approximately 28% in December 1998 to 40% in December 2002. Additionally, Jupiter Communications has estimated that U.S. retail consumer purchases of goods and services over the Internet will increase from $5 billion in 1998 to $29.4 billion in 2002. The single largest online retail category is projected to be computers and consumer electronics (including software), which is forecasted to grow from $2.4 billion in 1998 to $9.6 billion by the year 2002 in the U.S. alone.

 Market for Excess Computer Products and Consumer Electronics

  Each year, vendors of computer products and consumer electronics, including manufacturers, distributors, resellers and retailers, dispose of significant volumes of excess merchandise, including close-out and refurbished merchandise. Close-out merchandise includes overstocked or slow-moving new products that have or will shortly become previous generation, typically due to a change in selling seasons or the introduction of next generation software or hardware. Refurbished products include products returned by the consumer to the retailer or manufacturer. Refurbished products typically require a nominal amount of service, such as minor repairs, cleaning and repackaging, and installation of current versions of leading software prior to being sold as refurbished goods.

  The disposal of excess goods represents a substantial burden on many vendors. Excess goods are currently sold through auction houses, catalogs, company stores or "outlets," resellers and specialized retailers, as well as large superstores and mass merchants that are not committed to the resale of these goods and generally sell them as a supplementary product line or "loss leader." Prices received by vendors for excess goods tend to be highly variable and subject to negotiation based on quantity, age and condition of the merchandise. In addition, since vendors lack control over product placement these sales channels may compete with the vendor's more profitable, primary sales channels.

  The personal computer and consumer electronics markets are characterized by significant quantities of close-out and refurbished merchandise due to extremely short product life cycles and the prevalence of returned items through the consumer retail channel. The U.S. end market for computer hardware and peripherals is estimated by IDC to grow from approximately $86.3 billion in 1997 to approximately $112.7 billion in 2001. According to IDC, in the United States, the total market for personal computers alone was estimated to be greater than $70 billion in 1997. The Company estimates that the portion of this market that became close-out and refurbished goods exceeded $4 billion in 1997 in the U.S. alone. Jupiter Communications has estimated that the number of on-line auction purchasers in the U.S. will grow from 1.2 million in 1998 to 6.5 million in 2002 and that business to consumer auctions will sell $3.2 billion in merchandise and services in 2002.

  The Company believes that vendors will look favorably upon a distribution channel that enables them to dispose of significant quantities of merchandise quickly and at the best prices possible, without affecting their traditional sales channels.

THE UBID SOLUTION

  The Company believes that its online marketplace represents an exciting sales format for users that leverages the interactive nature of the Internet. The Company's Internet auctions provide vendors with an efficient and economical channel for disposing of excess merchandise and provide consumers and small and medium-sized businesses with a convenient method for obtaining such products at substantial savings.

  VENDOR BENEFITS. The Company's online auctions provide manufacturers with an ideal distribution channel for unpredictable, odd-lot quantities of close-out and refurbished goods. The frequency of the Company's auctions and its ability to continuously add new items allow vendors to dispose of inventory quickly to minimize the risk of price erosion. In addition, online sales allow vendors to liquidate excess merchandise directly to a nationwide audience, without cannibalizing their primary distribution channels.

  CUSTOMER BENEFITS. uBid offers customers a unique retail experience--the opportunity to set their own prices on popular, brand name products with the convenience of shopping 24 hours a day, seven days a week. With an average of over 1,000 total items available in each auction, the Company's broad selection of goods also sells at significant discounts to prices found at traditional retailers. The element of gamesmanship, combined with an ever-changing merchandise mix, entices customers to participate in the auction in hopes of "hitting the jackpot" and winning a bargain.

BUSINESS STRATEGY

  The Company's objective is to become the Internet auction site of choice for vendors and consumers. The Company intends to achieve this objective by pursuing the following key strategies:

  . INCREASE BRAND AWARENESS. The Company operates in a market in which a strong brand is critical to differentiating itself and attracting a high level of vendor awareness and customer traffic. Accordingly, the Company's strategy is to aggressively increase its visibility and brand recognition through a variety of marketing and promotional techniques. Specifically, the Company intends to increase points of access by forming relationships with, and advertising on, leading Websites, such as the Company's existing arrangements with AOL, CNET, Wired Digital, MSN/LinkExchange, PCWorld Online and LookSmart. Premier positioning on these sites not only drives traffic, but also gives uBid credibility to users and vendors who are unfamiliar with the Company. The Company also reinforces the uBid brand in users' minds by employing consistent branding from the design of its Website to the use of distinctive uBid packaging.

  . PROMOTE REPEAT VISITS. The Company has designed its Website to encourage repeat visits by customers and potential customers, since each return visit represents another selling opportunity for uBid. The Company believes that its auction format and Website encourage bidders to return on a frequent basis to determine the status of their bids relative to others and ultimately to find out if they've won their bids for merchandise. The regular rotation of merchandise also encourages customers to revisit the site frequently. In addition, the Company believes that its "My Page" feature, which allows a customer to track his or her complete bidding history and quickly update customer information, increases user loyalty. Repeat customers accounted for approximately 69% of customer orders for the three months ended December 31, 1998.

  . OFFER A SUPERIOR CUSTOMER EXPERIENCE. The Company believes it offers a consistently superior experience to its customers through an entertaining and fast auction process, tight control of the order process and a high level of customer support. Every order is tracked at each step in the process, from order placement to shipment. As a result of uBid's strict inventory and shipping standards, approximately 90% of products shipped from the Company's warehouse are shipped the next business day after an auction closes, compared to competitors who take up to three weeks to ship products from a variety of third-party sites across the country.

   Because the Company believes that customer support is an essential component of the shopping experience and leads to increased customer loyalty, uBid has established multiple channels for communicating with its customers before and after the sale, including telephone, e-mail and online support. In addition, the Company's automated systems continually monitor and measure its customer service response times to ensure user satisfaction.

  . Continue to Employ Sophisticated Merchandising Techniques. The Company's sophisticated auction management methodology capitalizes on the Company's direct marketing and merchandising expertise to help predict the level of customer traffic to the Website, the appropriate product mix of each auction and the ultimate price realized on each product. The auction management model allows the Company to forecast the number of visitors that will be derived from the Company's marketing and advertising efforts and to maximize the flow of these visitors to the site. Additionally, the model allows the Company to capture detailed information concerning where, when, how and to whom product is sold and shipped, helping the Company to predict customer preferences going forward. The auction merchandising model allows the Company to maximize revenues on products put into auction, by using a sophisticated statistical software package to project the price at which each product will ultimately be sold to consumers based on current traffic and demand, and by determining what price to purchase products from over 150 vendors, the product mix, the number of products the Company should auction on a given day to enable it to maximize its margins, and the appropriate "add-on" and straight-sale merchandising opportunities.

  . Develop New Revenue Opportunities. The Company believes that significant opportunities exist to develop new revenue opportunities by expanding its lines of merchandise. Specifically, the Company expects to expand its product mix by partnering with market leaders in various categories that are well suited for the Company's online auction format. Although the Company has focused primarily on the sale of computer products in an effort to target and attract the "early adopters," as the Internet grows and develops, the Company believes a broad array of categories of merchandise can be sold effectively through its online auction format, including any overstock products, limited source products and commodity-type products for which pricing is highly competitive. In particular, the Company has recently begun selling sporting goods and memorabilia, and housewares, including kitchen appliances, vacuum cleaners, personal care devices, furniture, gifts, photography, jewelry and sunglasses, and plans to begin offering several categories of fine jewelry in the second quarter of 1999.

  . Increase Revenue Sharing Arrangements with Vendors. In order to reduce the level of principal risk when the Company purchases products from vendors for resale, the Company has entered into a number of revenue sharing arrangements with vendors to split the sales proceeds on an agreed-upon percentage basis. The Company believes these revenue sharing arrangements provide margin upside for the vendors while also guaranteeing gross margin percentage for the Company. As of December 31, 1998, the Company had entered into over 40 of these revenue sharing agreements with vendors and expects to increase the number over time.

The uBid Auction

  The Company has designed its attractive, fast, and easy-to-use Website to provide a compelling shopping experience for the user through an interactive auction format. Customers enter the auction at the uBid home page, which displays a list of product categories and sub-categories and showcases the auction's "best deals." Within a specific sub-category, uBid auctions a number of identical items at the same time. The minimum opening bid for each item is generally $7. The product page for each item features a concise product description, full-color image, and detailed technical specifications. In addition, a table lists the quantity available, the bid range, the minimum incremental bid, the current winning bidders and the amount of their bids and the time of auction close.

  To participate in the auction, a first-time bidder must complete the simple electronic registration form found on the Website. The bidder is then given an identification number and chooses a password. Once registered, the customer can bid and buy at will in the same or future auctions. After a customer bids on a product, the corresponding bidder list is instantly updated to reflect the bid and the customer's new position in the list of bidders. At the customer's option, he or she may elect to receive an e-mail when outbid or to use agent bidding to automatically increase the bid to a predetermined maximum dollar amount. These functions increase the likelihood that the user will place an additional bid.

  When the auction closes, the highest bidders win the available inventory at their actual bid prices. Each winning bidder may pay a price that is different from the prices paid by other winning bidders. When bidders' prices are equal, bids for larger quantities and with earlier initial bid times prevail. Using its proprietary software, uBid automatically determines the winning bidders and sends an e-mail message to confirm their purchases the same day. After being screened by the Company's anti-fraud software, the customer's credit card is charged and the merchandise is shipped.

  uBid Auction Community. In March 1999, the Company introduced the uBid Auction Community(TM), which allows vendors to place products directly on the uBid Website for auction. The Auction Community provides approved suppliers access to the site directly, allowing them to benefit from the uBid infrastructure, including the Company's marketing resources, call center operations, credit card processing and auction software. Upon sale, the Company processes the credit card transaction and receives a commission from the sale, and the supplier ships the products directly to the customer. The Company believes that the Auction Community will increase the number of products offered on its Website and expand the number of vendors offering products for auction.

Products and Merchandising

  The Company offers on the average over 1,000 total items in each of its auctions. Currently, the merchandise consists primarily of computers, consumer electronics and housewares and has included brands such as AST, AT&T, Aiwa, Apple, Canon, Casio, Compaq, Dell, Gateway, Hewlett-Packard, IBM, JVC, Lexmark, Micron, NEC, Panasonic, Seagate, Sony, Toshiba and Uniden. For the quarter ended December 31, 1998, the product mix based on revenues consisted of approximately 40% new merchandise and 60% refurbished products. This mix can fluctuate from quarter to quarter depending on the type of products most available for purchase at acceptable prices. Regardless of the source of the merchandise, most merchandise sold by the Company is warranted by the manufacturer or refurbisher. The customer may purchase an extended warranty provided by a third party, Independent Dealer Services, Inc., in those states where such third-party warranties are permitted by law. The Company believes that this extended warranty combined with the Company's emphasis on customer service provide it with an advantage over its competitors, which generally rely solely on the warranties provided by the vendor.

  The Company currently offers merchandise in the following categories:

  Computer Products: Desktops, portable computers, computer accessories, disk drives, modems, monitors/video equipment, components, printers, scanners, digital cameras, software and home office products.

  Consumer Electronics: Home theater equipment, home audio equipment, speakers, televisions, camcorders, VCRs, DVD players, portable audio players and automobile audio equipment.

  Housewares: Kitchen appliances, vacuum cleaners, personal care devices, furniture, gifts, photography, jewelry and sunglasses.

  Sports and Recreation: Sports memorabilia, golf and tennis, health and fitness, outdoor sports, bicycles, water sports, and team sports equipment.

  In March 1999, the Company announced the addition of a fine jewelry category, along with an alliance with D.G. Jewelry Canada Ltd. This new category will cover a broad range of jewelry, including rings, earrings, watches, bracelets and loose stones.

Vendor Relationships

  The Company obtains merchandise directly from computer and electronics manufacturers and indirectly through other vendors, such as retailers, distributors and Fortune 1000 companies. Currently, this merchandise is sourced from over 150 vendors. The Company believes that it has substantial access to additional sources of excess merchandise and is in a position to leverage its existing relationships and add new vendors to increase the breadth and number of products offered. Since merchandise availability can be unpredictable, a strong base of vendor relationships is important to the Company's success. See "Investment Considerations--Reliance on Merchandise Vendors." As a result, the Company's buying staff maintains ongoing contact with its vendors to learn when new merchandise becomes available. The percentage of the Company's revenues attributable to sales of products sourced from the Parent has declined from over 90% in the first two months of operations to less than 10% in 1998.

  The Company directly purchases most of its products and holds them for resale. By purchasing merchandise, the Company assumes the full inventory and price risk involved in selling such merchandise. The Company believes its ability to sell its inventory quickly through its auctions justifies the cost of and risk involved in carrying inventory. The Company attempts to minimize its exposure to inventory and price risk through its auction management model that employs a sophisticated statistical software package to project the price at which each product will ultimately be sold to consumers based on current traffic and demand, and by determining at which price to purchase products from vendors. In the event the Company is left with excess inventory, the Company seeks to immediately dispose of such inventory through its auction site. To date, the Company's exposure to excess inventory has not been material. See "Investment Consideration--Risks of a Purchased Inventory Model."

  REVENUE SHARING. The Company also has entered into revenue sharing arrangements with several vendors to split the sales proceeds on an agreed-upon percentage basis. The Company believes these revenue sharing arrangements are attractive to vendors because it allows the vendor to potentially realize more revenue than in the case where the Company purchases the merchandise for a fixed price. The Company's avoidance of any inventory risk, unlimited margin upside for the vendors and guaranteed gross margin percentage for the Company make revenue sharing agreements an attractive arrangement to both the Company and vendors. As of December 31, 1998, the Company had entered into over 40 of these revenue sharing agreements with vendors. Such agreements represented slightly under 4% of the Company's revenue for the quarter ended December 31, 1998. The Company believes that the percentage of its revenues represented by revenue sharing arrangements will continue to increase over the next 12 months.

SALES AND MARKETING

  The Company sells to consumers and small and medium-sized businesses. To achieve its objective of becoming the Internet auction site of choice for vendors and consumers, the Company has developed a marketing strategy in order to strengthen its brand name and increase customer traffic to its Website. This marketing strategy consists of establishing relationships with leading online companies, as well as employing a mix of media and promotional activities to achieve these goals.

  RELATIONSHIPS WITH LEADING ONLINE COMPANIES. uBid has established relationships with a number of Internet service and content providers to increase its access to online customers and to build brand recognition. The Company intends to complement its existing relationships and establish a leading brand name by pursuing additional agreements. See "Investment Consolidations--Reliance on Relationships with Online Companies." Representative relationships include:

  . AOL. This relationship provides access to AOL's members through a premier button (a fixed icon displaying the uBid logo, visible on the computer screen without using the scroll button, which provides a direct link to the Company's Website) in the Auction and Outlets and Computer Hardware departments of AOL's Shopping Channel. Additionally, uBid's promotional banners (rectangular graphic advertisements) rotate throughout the AOL Shopping Channel.

  . CNET. uBid has a rotating position on the home page of Computers.com, CNET's computer channel designed to provide consumers with pertinent news and advice in purchasing computer hardware and software.

  . WIRED DIGITAL. uBid is a featured sponsor on the Computer Hardware
    Channel of Wired's HotBot Shopping Directory. The Company receives premier positioning within the Computer Hardware Channel along with a link to its Website on the Directory home page under the Computer Hardware listing. uBid also has promotional links within each of the Auctions, Computer Software and Small Business Needs Channels, along with banner ads circulating throughout the entire HotBot Shopping Directory.

  . MSN/LINKEXCHANGE. uBid is the premier auction sponsor on the MSN/LinkExchange network. The Company receives a text link on the homepage of the MSN/LinkExchange member site as well as banner ads circulating throughout the entire MSN/LinkExchange network.

  . PCWORLD ONLINE. uBid is the premier auction sponsor in the PCWorld Online website. The Company receives a non-rotating banner within the "Where To Shop" block, access to the "TipWorld" e-mail list and banner ads circulating throughout the entire PCWorld Online website.

  . LOOKSMART. uBid is the exclusive co-branded auction partner for LookSmart. The Company receives keyword banner ads, category banner ads, and a homepage link, as well as banner ads circulating throughout the entire LookSmart website.

  INTERNET ADVERTISING. The Company has taken a disciplined and selective approach in its advertising strategy that primarily considers the costs of customer acquisition. The Company attempts to maximize the return from promotional expenditures by choosing advertising media based on the cost relative to the likely audience and ability to generate increased traffic for the Company's Website. The Company places advertisements on various high-profile and high-traffic conduit Websites, including AOL, CNET, Excite, Yahoo! and others, as well as Websites that are targeted at a more focused audience. These advertisements usually take the form of banner ads that encourage readers to click through directly to the Company's Website. In addition, the Company and the Parent have reciprocal links on their Websites.

  CUSTOMER ELECTRONIC MAIL BROADCASTS. The Company actively markets to its own base of customers through e-mail broadcasts. All bidders in the Company's auctions are automatically added to the Company's electronic mailing list, which numbered over 229,000 registrants through December 31, 1998. The Company currently sends more than 2 million e-mail messages each month announcing new items available at each auction, special products available, site changes and new features. The Company has a strict policy of sending only solicited e-mail, and a customer can remove his or her name from the Company's mailing list at any time.

ORDER FULFILLMENT

  The Company obtains products from its vendor network shortly before the products are put into auction. Although most products are held in inventory at the Company's distribution facility, in the case of refurbished products, the products may be held at the refurbisher's facility and shipped directly to the customer. In addition, certain vendors drop-ship products directly to customers. However, the refurbisher is required to use uBid labeling and packaging standards and transmit shipment information to the Company to provide a uniform customer experience.

  The product fulfillment process, from receipt of products through shipment, is largely automated, enabling the Company to capture real-time data on inventory receiving, shipping and stock levels. Approximately 90% of the products shipped from the Company's warehouse are shipped the next business day after an auction closes, and the Company's tight shipping controls have historically kept shipping errors at negligible levels. The Company believes that the speed and accuracy of its order fulfillment process reinforces and enhances its customers' total purchase experience.

  Pursuant to the Company's exclusive agreement with the Parent, the Company has contracted its distribution functions to the Parent utilizing the Parent's fully developed distribution infrastructure which, in 1997, was responsible for the distribution of over one million orders of computer-related products. In July 1998, the Company entered into a sublease currently covering 100,000 square feet of the Parent's 325,000 square foot distribution center in Memphis, Tennessee. The sublease also provides for the Company's continued use of the Parent's sophisticated inventory control and shipping systems during the term of the sublease. This distribution arrangement enables uBid to provide distribution services, which the Company believes far exceed that of the competition, who generally rely upon contract warehouses for the bulk of their fulfillment and logistics requirements.

CUSTOMER SUPPORT AND SERVICE

  The Company believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases is dependent, in part, on the strength of its customer support and service operations and staff. In contrast to most of the Company's competitors, uBid has established multiple channels for communicating with its customers before and after the sale, including phone, e-mail and online support. The Company currently employs a staff of customer support and service personnel who are responsible for handling customer inquiries, tracking shipments and investigating problems with merchandise. While merchandise sold by the Company is sold on an "as is" basis, products may be covered by manufacturers' warranties or third party warranties purchased by the customer. The Company, though not obligated to do so, may in specific instances accept merchandise returns if a product is defective or does not conform to the specifications of the item sold at auction, and attempts to work with its customers to resolve complaints about merchandise. In addition, the Company has automated certain of its customer service functions, including providing users of the Website with online access to information such as product shipping status. The Company is committed to continue enhancing its customer support and service operations, through a variety of measures including improved customer reporting systems. See "Investment Considerations--Reliance on Merchandise Vendors" and "--Management of Potential Growth; New Management Team."

TECHNOLOGY

  The Company has implemented a broad array of customer support, transaction-processing and fulfillment systems using a combination of both proprietary and commercially available, licensed technologies. These systems are designed to make both the customer experience and the transaction reporting and tracking process as seamless and simple as possible, with an emphasis on speed. The Company's hardware and software systems are designed to integrate seamlessly and manage real-time transactions with limited human intervention. The Company's current strategy is to license commercially available technology wherever possible rather than seek internally-developed solutions and to focus its internal software development efforts on creating and enhancing the specialized, proprietary software that is unique to its business. The Company's auction processing and auction management applications discussed below are jointly owned, in perpetuity, by the Parent and the third-party developers of the software pursuant to agreements between the Parent and such third-party developers. The agreements provide that the Parent and the third-party developers of the software jointly own all patent, copyright and other proprietary rights with respect to the Company's auction processing and auction management applications and certain general purpose libraries (used for general website and Java software development) which have been developed by the third-party developers and are used with the auction processing and auction management applications. The agreements provide that the Parent and the third-party developers of the software jointly own all patent, copyright and other proprietary rights with respect to the initial auction processing and auction management applications software platform developed for the Parent by the third-party developers (the "Original Auction Software") and certain general purpose libraries (used for general website and Java software development) (the "Libraries") used with the Original Auction Software. The three agreements material to the Company's ownership rights in externally developed software are the agreements with each of the two co-developers of the Original Auction Software (one of which is David L. Matthews, the Company's Director of Applications Development) and an Assignment and License Agreement between the Parent and the Company. Under the first two agreements with the co-developers of the Original Auction Software, such individuals have granted the Parent (i) joint ownership rights in the Original Auction Software, related work product and the Libraries developed by them prior to December 1997 and (ii) in the case of Mr. Matthews, sole ownership rights to the software and related work product developed for the Parent beginning in December 1997. Under the Assignment and License Agreement with the Parent, the Parent has assigned to the Company all of its right, title and interest in the copyrights in (i) the Original Auction Software and Libraries covered by the third-party developer agreements described above and (ii) the on-line auction software developed by the Parent's employees for the Company, which consist primarily of interfaces with existing distribution, credit processing and other administrative systems. Under the Assignment and License Agreement, the Company has granted to the Parent a perpetual, non-exclusive, transferable, royalty-free license to those portions of the assigned software that are not specific to the operation of the Company's current on-line auction system.

  As co-owners of the Original Auction Software and the Libraries, the two co-developers and the Company have the right to grant licenses covering such software and libraries without the consent or notification of the other co-owners. In addition, the two co-developers have previously granted a license covering such software and libraries to the Parent (which is included in the rights being assigned to the Company under an Assignment and License Agreement with the Parent) and another third party. Such licensees have the right to use, distribute, re-license and otherwise modify the licensed source codes without royalties or further payment to any of the other co-developers or licensees.

  Substantial modifications and enhancements to the Company's Original Auction Software and Libraries have been made by employees of the Parent and the Company on a work-for-hire basis and are the property of the Company.

  AUCTION PROCESSING AND AUCTION MANAGEMENT APPLICATIONS. The Company uses a set of automated software applications for receiving and validating bids, registering bidders, placing customers on the Company's mailing list, listing currently active and recent winning and losing bids and reviewing and submitting customer service requests. The Company's internally developed proprietary auction management software continually tracks every bid posted on all auctions and utilizes regression analysis to assist the Company in determining the number of products to auction at any given time. The Company believes that this system enables it to maximize margins in each product category.

  ORDER PROCESSING APPLICATIONS. The Company uses a set of applications for processing successful bids as they are converted into customer orders. These applications charge customer credit cards, print order information, transmit order information electronically to the Company's contract warehouse and vendors, and deposit transaction information into the Company's accounting system. All credit card numbers and financial and credit information are secured using the Internet security protocol Secure Socket Layer, Version 3, an encryption standard, and credit card numbers are maintained behind appropriate fire walls.

  MARKETING APPLICATIONS. The Company has developed a set of applications for sending automated broadcast e-mails to customers on a frequent basis. This software extracts e-mail addresses from the Company's mailing list, sends e-mails to the designated recipients and automatically services requests from customers to remove them from the mailing list.

SYSTEMS OPERATIONS

  The continued uninterrupted operation of the Company's Website is critical to its business, and the Company strives to maximize uptime of the Website. The Company uses the services of Pacific Bell and other Internet service providers to provide connectivity to the Internet over a dedicated DS-3 line. IDT Corporation provides Internet traffic and data routing services to the Company as well as e-mail services. MCI provides frame relay services for the Company's back office operations. The Company believes that these telecommunication and Internet service facilities are essential to the Company's operation. The Pacific Bell, IDT Corporation and MCI Internet access, traffic, data routing and e-mail services and frame relay services are provided by such parties through agreements with the Parent and are made available to the Company under the Internet/Telecommunications Agreement with the Parent. See "Investment Considerations--Management of Potential Growth; New Management Team," "--Risk of System Failure; Single Site" and "Transactions between the Company and the Parent--Internet/Telecommunications Agreement."

  The Company's hardware and software systems run in parallel on multiple servers, which allows the system to balance the workload among the servers. The system also includes redundant hardware on mission critical components, which the Company believes would enable it to survive a potential failure of any server with minimal downtime. In addition, capacity can be quickly and easily expanded by adding additional servers, without incurring significant development costs. In particular, the Company strives to maintain access to its Website and speed of use during the most heavily trafficked times of day-- the evening hours around the time scheduled for auction close. In order to do this, the Company anticipates expanding its system as usage increases to avoid any decrease in system response time. The Company pays the Parent for use of hardware systems that are located in Torrance, California. In December 1998, the Company and the Parent entered into an agreement pursuant to which the Parent will continue to provide the Company with certain Internet and telecommunications services, including the related hardware systems. In March 1999, the Company entered into an agreement with a leading hosting provider to co-locate the Company's servers and to develop a mirrored site location. Although the Company anticipates continuing to use the Parent's hardware systems for the near term, the Company intends to purchase its own hardware and software systems, by the end of 1999, at an estimated cost of approximately $500,000. The Company expects to fund its purchase of such capital equipment with working capital (including the proceeds from the Offering). See "Transactions between the Company and the Parent-- Internet/Telecommunications Agreement."

Insurance Coverage

  Through the date of the Distribution (as defined under "Separation from the Parent" below), the Company will be covered by the insurance policies maintained by the Parent. As of December 31, 1998, the Parent maintained, among other types of coverage, a commercial liability policy with an aggregate limit of $27 million, including a $25 million umbrella policy, and a transit cargo policy with a limit of $1.5 million, a workers compensation policy with a limit of $1 million and blanket crime coverage with a limit of $2 million. Following the Distribution, the Company will be required to obtain its own insurance.

Competition

  The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. The Company currently or potentially competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet auction houses such as ONSALE, eBay, Yahoo! Auctions, First Auction (the auction site for Internet Shopping Network, a wholly-owned subsidiary of Home Shopping Network Inc.), Surplus Auction (a wholly-owned subsidiary of Egghead, Inc.), WebAuction (the auction site for MicroWarehouse, Inc.), Insight Auction (the auction site for Insight Enterprises, Inc.) and Amazon.com Auctions; (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, AOL and Cendant Corp.; (iii) a variety of other companies that offer merchandise similar to that of the Company but through physical auctions and with which the Company competes for sources of supply; (iv) personal computer manufacturers that have their own direct distribution channels for their excess inventory or refurbished products; and (v) companies with substantial customer bases in the computer and peripherals catalog business, including CDW Computer Centers, Inc., PC Connection, Inc. and the Parent, some of which already sell online or may devote more resources to Internet commerce in the future. In particular, ONSALE, Inc. began conducting auctions on the Internet in May 1995 and has established significant market share and brand name recognition for online auctions for computer-related equipment. In addition, AOL has taken a minority equity interest in Bid.com (formerly Internet Liquidators International, Inc.), a competitor of the Company, and announced that the two companies have formed a strategic partnership under which revenue from Bid.com's auction platforms is shared with AOL and AOL provides a direct link for Bid.com's members to reach Bid.com's electronic commerce site on the Web.

  The Company believes that the principal competitive factors affecting its market are the ability to attract customers at favorable customer acquisition costs, operate the Website in an uninterrupted manner and with acceptable speed, provide effective customer service and obtain merchandise at satisfactory prices. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources than the Company.

  Current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. In addition, manufacturers may elect to liquidate their products directly. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than the Company. As a result, such competitors may be able to secure merchandise from vendors on more favorable terms than the Company, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than can the Company. See "Investment Considerations--Competition."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company's performance and ability to compete are dependent to a significant degree on its proprietary technology. The Company relies on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and non-compete agreements executed by each manager and technical measures to establish and protect its proprietary rights. The uBidSM service mark is registered in the United States. There can be no assurance that the Company will be able to secure significant protection for its service marks or trademarks. It is possible that competitors of the Company or others will adopt product or service names similar to "uBid" or other service marks or trademarks of the Company, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect the name "uBid" adequately could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's proprietary software is protected by copyright laws. The source code for the Company's proprietary software also is protected under applicable trade secret laws. All patent, copyright and other proprietary rights with respect to the Company's auction processing and auction management applications and certain general purpose libraries are co-owned by the Company and the third-party developers of such applications and libraries pursuant to various agreements among such third-party developers and the Parent which the Parent has assigned to the Company. As part of its confidentiality procedures, the Company generally enters into agreements with its employees and consultants and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by the Company, it might be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property.

  The Company may in the future receive notices from third parties claiming infringement by the Company's software or other aspects of the Company's business. While the Company is not currently subject to any such claim that would have a material effect on the Company's business or financial condition, any future claim, with or without merit, could result in significant litigation costs and diversion of resources including the attention of management, and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the future, the Company may also need to file lawsuits to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also relies on a variety of technologies that it licenses from third parties, including its database and Internet server software, which is used in the Company's Website to perform key functions. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss or inability of the Company to maintain or obtain upgrades to any of these technology licenses could result in delays in completing its proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays would materially adversely affect the Company's business, results of operations and financial condition. See "Investment Considerations--Protection of Intellectual Property."

EMPLOYEES

  As of December 31, 1998, the Company had 74 employees and 35 full-time equivalent contract personnel. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. Competition for qualified personnel in the Company's industry is intense, particularly for software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. See "Investment Considerations--Management of Potential Growth; New Management Team" and "-- Dependence on Key Personnel; Need for Additional Personnel."

SEPARATION FROM THE PARENT

  Background of the Separation and Distribution. The Parent has announced that, subject to certain conditions, the Parent intends to separate the Company from the Parent's other operations and businesses (the "Separation") and to distribute to its stockholders all of the uBid Common Stock owned by the Parent (the "Distribution") in no event prior to 180 days after the December 9, 1998 closing date of the Company's initial public offering, (the "Offering Closing Date"). The Separation will establish the Company as a stand-alone entity with objectives separate from those of the Parent. The Company intends to focus its resources and management emphasis on the operations and markets it views as critical to its long-term success as a stand-alone entity. In December 1998, the Company and the Parent entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") and certain other agreements providing for the Separation and the Distribution, the provision by the Parent of certain interim services to the Company, and addressing employee benefit arrangements, and tax and other matters. These agreements (the "Ancillary Agreements") are discussed in "Transactions between the Company and the Parent" below. The Parent currently owns approximately 80.1% of the outstanding Common Stock of the Company.

  The Company and the Parent believe that the Separation and the Distribution will enhance the Company's ability to implement its growth and operating strategies. The Company believes that its future growth would be enhanced if its management were compensated on a separate basis from the Parent. Similarly, the Parent believes that its future growth would be enhanced if management of its remaining business segments were more focused on such segments without also being responsible for the online auction segment. Finally, upon completion of the Distribution, holders of Parent Common Stock as of the record date for the Distribution will be entitled to receive a dividend of uBid Common Stock without the payment of further consideration, although the Parent expects the market value of shares of Parent Common Stock to diminish upon effecting the Distribution to reflect the value (per share of Parent Common Stock) of the shares of uBid Common Stock distributed by the Parent. The consummation of the Distribution will also remove current restrictions on the Company's growth as a result of certain contractual restrictions of the Parent that are applicable to the Parent and its subsidiaries. For example, certain of the Parent's contractual relationships with manufacturers prevent the Parent and its subsidiaries, including the Company, from selling such manufacturers' computers and computer-related products at discounted prices, which has prevented the Company from obtaining such products on a close-out or refurbished basis and selling them in the Company's auctions. In addition, under the Parent's contractual relationships with certain of its vendors, neither the Parent nor its subsidiaries, including the Company, can sell the vendor's products outside the U.S. As a result of the Distribution, the Company would no longer be subject to these restrictions.

  Conditions to the Distribution. In connection with the Company's IPO, the Parent received the opinion of PricewaterhouseCoopers LLP (the "PwC Opinion") to the effect that the Distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended ("the Code"), and will not result in recognition of any gain or loss for federal income tax purposes to the Parent, the Company, or the Parent's or the Company's respective stockholders. The Parent may, but presently does not intend to, apply for a private letter ruling ("Letter Ruling") from the Internal Revenue Service. In accordance with the Separation and Distribution Agreement, completion of the Distribution will be subject to the satisfaction, or waiver by the Board of Directors of the Parent (the "Parent Board"), of the following conditions: (i) the PwC Opinion shall have been obtained, in form and substance satisfactory to the Parent, and be confirmed at the time of Distribution; (ii) if the Parent decides to seek a Letter Ruling, the Letter Ruling shall have been obtained and remain effective consistent with the conclusions reached in the PwC Opinion, and such ruling shall be in form and substance satisfactory to the Parent, in its sole discretion; (iii) any material Governmental Approvals and Consents (as such terms are defined in the Separation and Distribution Agreement) necessary to consummate the Distribution shall have been obtained and shall be in full force and effect; (iv) no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Distribution shall be in effect, and no other event outside the control of the Parent shall have occurred or failed to occur that prevents the consummation of the Distribution; and (v) no other events or developments shall have occurred subsequent to the closing of the Offering that, in the judgment of the Parent Board, would result in the Distribution having a material adverse effect on the Parent or on the stockholders of the Parent. The Parent Board will have the sole discretion to set the Distribution for any time commencing after June 7, 1999. The Parent has agreed to consummate the Distribution, subject to the satisfaction of the conditions set forth above. The Parent may terminate the obligation to consummate the Distribution if the Distribution has not occurred by December 31, 1999, unless extended by the Parent and the Company. In addition, the Separation and Distribution Agreement may be amended or terminated at any time prior to the Distribution Date by the mutual consent of the Company and the Parent. See "Investment Considerations--Risk of Noncompletion of a Tax-Free Distribution" and "Transactions between the Company and the Parent."

TRANSACTIONS BETWEEN THE COMPANY AND THE PARENT

  HISTORICAL INTERCOMPANY RELATIONSHIPS

  Prior to the Offering, the Company was a wholly-owned, indirect subsidiary of the Parent. As a wholly-owned subsidiary, the Company received various services provided by the Parent, including administration (accounting, human resources, legal), warehousing and distribution (through June 1998), Internet/telecom and joint marketing. The Parent has also provided the Company with the services of a number of its executives and employees. In consideration for these services, the Parent historically allocated a portion of its overhead costs related to such services to the Company. Management of the Company believes that the amounts allocated to the Company have been no less favorable to the Company than the expenses the Company would have incurred to obtain such services on its own or from unaffiliated third parties. None of these services were provided to the Company pursuant to any written agreement between the Company and the Parent.

  SEPARATION AND DISTRIBUTION AGREEMENT

  The Separation and Distribution Agreement entered into between the Company and the Parent sets forth certain agreements among the Company and the Parent, with respect to the principal corporate transactions required to effect the Separation, the Offering and the Distribution, and certain other agreements governing the relationship among the parties thereafter.

  The Distribution. The Separation and Distribution Agreement provides that, subject to the terms and conditions thereof, the Parent and the Company will take all reasonable steps necessary and appropriate to cause all conditions to the Distribution to be satisfied and to effect the Distribution. The Parent Board will have the sole discretion to set the date of the distribution (the "Distribution Date") for any date after June 7, 1999 and ending on or prior to December 31, 1999. The Parent has agreed to consummate the Distribution promptly but in no event prior to June 7, 1999, subject to the satisfaction or waiver by the Parent Board of the conditions described under "Separation from the Parent--Conditions to the Distribution" above.

  The Company and the Parent have agreed that none of the parties will take, or permit any of its affiliates to take, any action which reasonably could be expected to prevent the Distribution from qualifying as a tax-free distribution to the Parent and the Parent's stockholders pursuant to Section 355 of the Code. The parties have also agreed to take any reasonable actions necessary in order for the Distribution to qualify as a tax-free distribution to the Parent and the Parent's stockholders pursuant to Section 355 of the Code. Without limiting the foregoing, prior to the Distribution Date, the Company will not issue or grant, directly or indirectly, any shares of its capital stock or any rights, warrants, options or other securities to purchase or acquire (whether upon conversion, exchange or otherwise) any shares of its capital stock (whether or not then exercisable, convertible or exchangeable) that would affect the tax-free nature of the Distribution.

  Registration Rights. The Separation and Distribution Agreement provides that the Parent, and Messrs. Frank and Sam Khulusi, holders of approximately 18% and 19%, respectively of Parent Common Stock, will have the right in certain circumstances, but in no event prior to June 7, 1999 (in the case of the Parent) and 180 days after the Distribution (in the case of Messrs. Frank and Sam Khulusi), to require the Company to use its best efforts to register for resale shares of Common Stock held by them under the Securities Act of 1933, as amended ("1933 Act"), subject to certain conditions, limitations and exceptions ("Demand Registration"). The Company also has agreed with the Parent and Messrs. Frank and Sam Khulusi that if the Company files a registration statement for the sale of securities under the 1933 Act, then such persons may, subject to certain conditions, limitations and exceptions, include in such registration statement shares of Common Stock held by them ("Piggyback Registration"). In addition, for an additional 90 days after the applicable 180-day period, the Company will be entitled to include its shares in any requested Demand Registration and to reduce the number of shares to be sold by the Parent or Messrs. Frank and Sam Khulusi thereunder to a minimum of 20%, collectively, of the total offering plus the amount of any underwriters' over-allotment option. In the case of Messrs. Frank and Sam Khulusi, the Company will bear up to $100,000 of the cost of the first, and up to $50,000 of the second, requested registrations and will bear the cost of all piggyback registrations. In addition, the Parent's registration rights will terminate upon consummation of the Distribution.

  Releases and Indemnification. The Separation and Distribution Agreement provides for a full and complete release and discharge as of the Offering Closing Date of all liabilities, known or unknown, existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the Offering Closing Date, between the Company and the Parent (including any contractual agreements or arrangements existing or alleged to exist between them on or before the Offering Closing Date), except as expressly set forth in the Separation and Distribution Agreement.

  Except as provided in the Separation and Distribution Agreement, the Company has agreed to indemnify, defend and hold harmless the Parent and each of the Parent's directors, officers and employees from and against all liabilities relating to, arising out of or resulting from: (i) the failure of the Company or any other person to pay, perform or otherwise promptly discharge any liabilities of the Company in accordance with their respective terms; (ii) any breach by the Company of the Separation and Distribution Agreement or any of the Ancillary Agreements; and (iii) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Prospectus or the Registration Statement used in connection with the Offering.

  Except as provided in the Separation and Distribution Agreement, the Parent has agreed to indemnify, defend and hold harmless the Company and each of the Company's directors, officers and employees from and against all liabilities relating to, arising out of or resulting from: (i) the failure of the Parent or any other person to pay, perform or otherwise promptly discharge any liabilities of the Parent other than the liabilities of the Company; and (ii) any breach by the Parent of the Separation and Distribution Agreement or any of the Ancillary Agreements. Neither the Company nor the Parent is obligated under the Separation and Distribution Agreement to indemnify the other for:
(i) any liability, contingent or otherwise, assumed, transferred, assigned or allocated to the other under the Separation and Distribution Agreement or any Ancillary Agreement; (ii) any liability for the sale, lease, construction or receipt of goods, property or services purchased, obtained or used in the ordinary course of business between the parties prior to December 9, 1998;
(iii) any liability for unpaid amounts for products or services or refunds owing on products or services due on a value-received basis for work done by one party at the request or on behalf of the other; (iv) any liability that the Company or the Parent may have with respect to indemnification or contribution pursuant to the Separation and Distribution Agreement for claims brought against other party by third persons; or (v) generally, any liability the release of which would result in the release of any person other than a person released pursuant to the Separation and Distribution Agreement.

  The Separation and Distribution Agreement contains provisions that govern, except as otherwise provided in any Ancillary Agreement, the resolution of disputes, controversies or claims that may arise between or among the parties. These provisions contemplate that efforts will be made to resolve disputes, controversies and claims by escalation of the matter to senior management (or other mutually agreed) representatives of the parties. If such efforts are not successful, any party may submit the dispute, controversy or claim to mandatory, binding arbitration, subject to the provisions of the Separation and Distribution Agreement. The Separation and Distribution Agreement contains procedures for the selection of a sole arbitrator of the dispute, controversy or claim and for the conduct of the arbitration hearing, including certain limitations on discovery rights of the parties. These procedures are intended to produce an expeditious resolution of any such dispute, controversy or claim.

  In the event that any dispute, controversy or claim is, or is reasonably likely to be, in excess of $5 million, or in the event that an arbitration award in excess of $5 million is issued in any arbitration proceeding commenced under the Separation and Distribution Agreement, subject to certain conditions, any party may submit such dispute, controversy or claim to a court of competent jurisdiction and the arbitration provisions contained in the Separation and Distribution Agreement will not apply. In the event that the parties do not agree that the amount in controversy is in excess of $5 million, the Separation and Distribution Agreement provides for arbitration of such disagreement.

  Noncompetition; Certain Business Transactions. The Separation and Distribution Agreement provides that, for a period of nine months after the Distribution Date, the Parent will not directly or indirectly, including by way of acquisition of other companies, engage in the Internet online auction business in substantially the same manner and format as conducted by the Company on the date of the Separation and Distribution Agreement (the "Company Business"). The Separation and Distribution Agreement also provides for the allocation of certain corporate opportunities during the period prior to the Distribution Date. During this period, neither the Company nor the Parent will have any duty to communicate or offer such opportunities to the other and may pursue or acquire any such opportunity for itself or direct such opportunity to any other Person. Except as otherwise contemplated under the intercompany agreements, it is anticipated that all contracts between the Company and the Parent after consummation of the Offering will be at arms length. See "Investment Considerations--No Duty to Communicate Corporate Opportunities."

  Expenses. Except as expressly set forth in the Separation and Distribution Agreement or in any Ancillary Agreement, whether or not the Distribution is consummated, each party will bear its own respective third-party fees, costs and expenses paid or incurred in connection with the Distribution.

  Parent Stock Options. Options to purchase common stock of the Parent that are outstanding as of the Distribution Date will, as of the Distribution Date, become options to purchase shares of both Parent Common Stock and Common Stock ("Adjusted Options"). The number of shares of Common Stock that will be subject to such Adjusted Options will be based upon the ratio of the number of shares of uBid Common Stock distributed to the Parent's stockholders in the Distribution divided by the total number of shares of Parent Common Stock outstanding on the record date for the Distribution. In addition, the exercise price for each Adjusted Option will be allocated between the option to purchase Parent Common Stock and the option to purchase Common Stock based on the respective pre- and post-Distribution prices of Parent Common Stock and Common Stock on the Nasdaq National Market. The options to purchase uBid Common Stock covered by the Adjusted Options will be issued under the Company's 1998 Stock Incentive Plan. As of March 26, 1999 there were outstanding options to purchase 777,051 shares of Parent Common Stock. Based on the number of shares of Parent Common Stock and options to purchase Parent Common Stock outstanding on March 26, 1999 and the number of shares of Common Stock outstanding on such date, options to purchase approximately 548,935 shares of uBid Common Stock would be granted in connection with Adjusted Options.

  Termination. The Separation and Distribution Agreement may be terminated at any time prior to the Distribution Date by the mutual consent of the Parent and the Company. In the event of any termination of the Separation and Distribution Agreement, only the provisions of the Separation and Distribution Agreement that obligate the parties to pursue the Distribution, or take, or refrain from taking, actions which would or might prevent the Distribution from qualifying for tax-free treatment under Section 355 of the Code, will terminate, and the other provisions of the Separation and Distribution Agreement and each Ancillary Agreement will remain in full force and effect.

  Services Agreement

  In December 1998, the Company and the Parent entered into a services agreement (the "Services Agreement") pursuant to which the Parent provides to the Company various administrative services, including general accounting services, credit services and payroll and benefits administration. The following services will be provided by the Parent until the Distribution is consummated.

  General Accounting Services. Pursuant to the Services Agreement, the Parent provides uBid with accounts payable services and general ledger services. The services are provided on a cost-plus 10% basis.

  Credit Services. The Services Agreement also provides for the provision by the Parent to uBid of credit services, including full credit checking and analysis at a cost to uBid of $1.50 per transaction. The Parent will undertake to use its best efforts to process each credit check within 24 hours of receipt of the Company's request.

  Payroll and Benefits Administration. Under the Services Agreement, the Parent administers uBid's payroll and uBid's employees are covered under the Parent's health insurance plan and participate in the Parent's 401(k) plan. The Company reimburses the Parent for all payroll and benefits costs, and the Parent receives a monthly servicing fee on a cost-plus 10% basis per covered or participating employee.

  Payments pursuant to the Service Agreement are made monthly in arrears within 30 days after the Company's receipt of an invoice detailing the services rendered. The Company believes that the fees for services to be provided under the Services Agreement are no less favorable to the Company than could have been obtained by the Company from unaffiliated third parties.

  Any services rendered to the Company by the Parent beyond the services to be provided under the terms of the Services Agreement that the Parent determines are not covered by the fees provided for under the terms of the Services Agreement will be billed to the Company as described in the Services Agreement, or on such other basis as the Company and the Parent may agree, provided that the price payable by the Company for non-covered services will be established on a negotiated basis which is no less favorable to the Company than the charges for comparable services from unaffiliated third parties.

  Termination of the Services Agreement at Distribution. The Company and the Parent expect that, as of the Distribution Date, the Services Agreement will be terminated and the Parent will no longer perform the transactional and administrative services described above and certain other services historically performed by the Parent. The Company anticipates that, after the Distribution, it will have to engage third parties to perform such services or perform such services internally by Company personnel. The Company believes that it will be able to make the transition to internal and third party administration and transaction processing without significant additional expense or disruption of the Company's business; however, because the Company has historically relied heavily on the Parent for such services, no assurance can be given that the transition will not cause the Company to experience interruptions or temporary delays in the Company's operations and its ability to process customer transactions and ship products on a timely basis.

  TAX INDEMNIFICATION AND ALLOCATION AGREEMENT

  The Company and the Parent have entered into a Tax Indemnification and Allocation Agreement, which provides that if any one of certain events occurs, and such event causes the Distribution not to be a tax-free transaction to the Parent under Section 355 of the Code, then the Company will indemnify the Parent for income taxes the Parent may incur by reason of the Distribution not so qualifying under the Code (the "Distribution Taxes"). Such events include any breach of representations relating to the Company's activities and ownership of its capital stock made to the Parent or in connection with the PwC Opinion or any solicitation of a Letter Ruling. In connection with the Distribution, confirmation of the PwC Opinion at the time of the Distribution and any Letter Ruling, the Company will likely make certain representations regarding its intentions at the time of the Distribution with respect to its business.

  The Tax Indemnification and Allocation Agreement also provides that the Parent will indemnify the Company for Distribution Taxes for which the Company has no liability to the Parent under the circumstances described above.

  In addition to the foregoing indemnities, the Tax Indemnification and Allocation Agreement provides for: (i) the allocation and payment of taxes for periods during which the Company and the Parent are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state tax purposes; (ii) the allocation of responsibility for the filing of tax returns; (iii) the conduct of tax audits and the handling of tax controversies; and (iv) various related matters.

  For periods during which the Company is included in the Parent's consolidated federal income tax returns or state consolidated, combined, or unitary tax returns (which will include the periods on or before the Distribution Date), the Company will be required to pay an amount of income tax equal to the amount it would have paid had it filed its tax return as a separate entity, except in cases where the consolidated or combined group as a whole realizes a detriment from consolidation or combination. The Company will be responsible for its own separate tax liabilities that are not determined on a consolidated or combined basis. The Company will also be responsible in the future for any increases to the consolidated tax liability of the Company and the Parent that is attributable to the Company, and will be entitled to refunds for reductions of tax liabilities attributable to the Company for prior periods.

  The Company will be included in the Parent's consolidated group for federal income tax purposes so long as the Parent beneficially owns at least 80% of the total voting power and value of the outstanding Common Stock. Each corporation that is a member of a consolidated group during any portion of the group's tax year is jointly and severally liable for the federal income tax liability of the group for that year. While the Tax Indemnification and Allocation Agreement allocates tax liabilities between Company and the Parent during the period on or prior to the Distribution Date in which the Company is included in the Parent's consolidated group, the Company could be liable in the event federal tax liability allocated to the Parent is incurred, but not paid, by the Parent or any other member of the Parent's consolidated group for the Parent's tax years that include such periods. In such event, the Company would be entitled to seek indemnification from the Parent pursuant to the Tax Indemnification and Allocation Agreement. See "Investment Considerations-- Control of Company; Relationship with the Parent."

  As a condition to the Parent effecting the Distribution, the Company will be required to indemnify the Parent for any tax liability suffered by the Parent arising out of actions by the Company after the Distribution that would cause the Distribution to lose its qualification as a tax-free distribution or to be taxable to the Parent for federal income tax purposes under Section 355 of the Code. For example, Section 355 generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. To ensure that issuances of equity securities by the Company will not cause the Distribution to be taxable to the Parent, the Tax Indemnification and Allocation Agreement contains certain restrictions on issuances of equity securities of the Company and its repurchase of equity securities until three years following the Distribution Date (the "Restriction Period"). Until the second anniversary of the Distribution Date, the Company cannot issue Common Stock and other equity securities (including the shares sold in the Offering) that would cause the number of shares of Common Stock distributed by the Parent in the Distribution to constitute less than 60% of the outstanding shares of Common Stock unless the Company first obtains either the consent of the Parent or a favorable IRS letter ruling that the issuance will not affect the tax-free status of the Distribution. After this period until the end of the third year from the Distribution Date, the Company cannot issue Common Stock and other equity securities that, when combined with equity securities sold in and after the Offering would cause the number of shares of Common Stock distributed by the Parent in the Distribution to constitute less than 55% of the outstanding shares of Common Stock unless the Company first obtains the consent of the Parent or a favorable IRS letter or opinion of tax counsel that the issuance would not affect the tax-free status of the Distribution. These restrictions on the issuance of equity securities may impede the ability of the Company to raise necessary capital or to complete acquisitions, if any, using equity securities. The foregoing prohibitions do not apply to issuances of debt securities of the Company that are not convertible into Common Stock or other equity securities. The same requirements for an IRS ruling, consent of the Parent or an opinion of counsel are applicable to any proposed repurchases of Common Stock during the Restriction Period. In the event that the Company is required to indemnify and reimburse the Parent for any tax liability incurred by the Parent arising out of the Distribution, such indemnification and reimbursement would have a material adverse effect on the business, results of operations and financial condition of the Company. See "Investment Considerations--Tax Indemnification Obligation, Limitation on Issuances of Equity Securities Following the Distribution" and "--Limited Ability to Issue Common Stock Prior to Distribution."

  JOINT MARKETING AGREEMENT

  The Company and the Parent have entered into a joint marketing agreement (the "Marketing Agreement"), pursuant to which the Parent and the Company agreed to continue certain joint marketing efforts presently in place. The Marketing Agreement provides that the Company will continue to be presented on the home page of the Parent's "PC Mall" Website on at least one quarter of the page as well as receive a banner advertisement on the home page of the Parent's "PC Mall" Website. The Marketing Agreement provides that uBid will provide to the Parent a button that "clicks through" from the home page of the Company's Website to the Parent's "PC Mall" Website. As consideration for these marketing services, the Company will either make a payment of $10,000 per month to the Parent or the Parent, in its sole discretion, may elect to receive a banner advertisement on each page of the Company's Website in lieu of the monthly payment. The Marketing Agreement has a term of one year and is terminable by either party upon 60 days prior written notice.

  INTERNET/TELECOMMUNICATIONS AGREEMENT

  The Company and the Parent have also entered into an Internet/telecommunications agreement (the "Internet/Telecommunications Agreement") pursuant to which the Parent will continue to provide the Company with certain Internet and telecommunications services, including hosting the Company's Website. The Company agreed to reimburse the Parent for all telecommunications charges (other than personnel charges), as well as pay additional monthly personnel charges on a cost-plus 10% basis and capital equipment charges based on standard lease rates. The Internet/Telecommunications Agreement has an initial term of one year and is cancelable, at the option of either party, upon 90 days prior written notice, provided that, upon such cancellation, the Company will be required to purchase all capital equipment from the Parent at its depreciated book value.

  SUBLEASE AGREEMENT

  In July 1998, the Company and the Parent entered into a sublease currently covering 100,000 square feet of the Parent's 325,000 square foot distribution center in Memphis, Tennessee. The sublease provides for the Company's continued use of the Parent's sophisticated inventory control and shipping systems during the term of the sublease. The sublease is at a monthly rate equal to the Parent's obligations to the landlord, plus taxes and utilities, and will expire in 2002.

  OTHER RELATIONSHIPS WITH THE PARENT

  As of March 23, 1999 the Parent owned 7,329,883 shares of Common Stock, which represents approximately 80.1% of the voting power of all outstanding shares of Common Stock. Frank F. Khulusi, a director of the Company, also is the Chairman, President and Chief Executive Officer of the Parent.

  Parent Credit Agreement. The Parent is party to a credit agreement pursuant to which it has a credit facility of up to $60 million. Under the credit agreement, each of the Parent's subsidiaries, including the Company, is required to guarantee the Parent's obligations and to grant the lender a security interest in its assets to secure the obligations under the guaranty. The lender has signed a letter consenting to the Distribution and releasing the Company's guaranty obligations and the lender's security interest in the Company's assets. In connection with obtaining the lender's consent thereto, the Company and the Parent have entered into an agreement with the lender that provides that, through the Distribution Date, neither the Company nor the Parent will make certain transfers to each other of their respective assets which might impair the effectiveness or enforceability of the lender's security interest in assets of the Parent.

  Payable to Parent. Since April 1, 1997 ("Inception") the Parent has provided the funds to finance the Company's operations in the form of advances that bear interest at the prime rate. The Company had amounts due to the Parent for working capital and fixed asset purchases (the "Payable") totaling approximately $4.6 million as of December 31, 1998, of which $3.3 million is represented by a note due in June 2000 with interest payable monthly, and the remaining $1.3 million of which was repaid during the first quarter of 1999. Advances made by the Parent after the first quarter of 1999, if any, will be repaid within the respective quarter.

                           INVESTMENT CONSIDERATIONS

  In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, prospects, financial condition and results of operations. See "Forward-Looking Statements."

EXTREMELY LIMITED OPERATING HISTORY

  The Company was incorporated in September 1997 and began conducting auctions on the Internet in December 1997. Prior to the incorporation of the Company, the Parent, beginning on April 1, 1997, funded certain startup and development activities. Accordingly, there is an extremely limited operating history upon which to base an evaluation of the Company and its business and prospects. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks for the Company include: an evolving and unpredictable business model; management of growth; the Company's ability to anticipate and adapt to a developing market; acceptance by customers of the Company's Internet auctions and excess merchandise sold at such auctions; dependence upon the level of auction activity; development of equal or superior Internet auctions by competitors; dependence on vendors for merchandise; dependence on the Parent for certain services; and the ability to identify, attract, retain and motivate qualified personnel. To address these risks, the Company must, among other things, continue to expand its vendor channels and buyer resources, increase traffic to its Website, maintain its customer base and attract significant numbers of new customers, respond to competitive developments, implement and execute successfully its business strategy and continue to develop and upgrade its technologies and customer services. There can be no assurance that the Company will be successful in addressing these risks. In addition, the Company's limited operating history prevents the use of period-to-period comparisons of its financial results. The financial information included herein may not necessarily provide any indication as to expected or possible results of operations, financial condition and cash flows of the Company in the future or what the results of operations, financial condition and cash flows would have been had the Company been a separate, independent entity during the periods presented. See "-- Dependence of the Company on the Parent for Certain Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL; ABSENCE OF PARENT FUNDING

  The Company's working capital requirements and cash flow provided by operating activities can vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. The Company requires substantial working capital to fund its business. Since Inception, the Company has experienced negative cash flow from operations and expects to continue to experience significant negative cash flow from operations for the foreseeable future. The Company currently anticipates that its existing capital resources (including proceeds from the Company's initial public offering), will be sufficient to meet the Company's capital requirements through the next 12 months, although there can be no assurance that the Company will not have additional capital needs prior to the end of such period. Thereafter, the Company expects that it will be required to raise additional funds. Prior to its initial public offering, the Company's needs for working capital and general corporate purposes were satisfied pursuant to the Parent's corporate-wide cash management policies. However, since the Company's initial public offering, the Parent has not been required to provide funds to finance the Company's operations, nor does the Parent currently anticipate providing such funds in the future. If the Company is unable to obtain financing in the amounts desired and on acceptable terms, or at all, the Company may be required to reduce significantly the scope of its presently anticipated advertising and other expenditures, which could have a material adverse effect on the Company's growth prospects and the market price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICITS; ANTICIPATED LOSSES AND NEGATIVE CASH FLOW

  Since its formation, the Company has expended significant resources on its technology, Website development, advertising, hiring of personnel and startup costs. As a result, the Company has incurred losses since Inception and expects to continue to incur losses for the foreseeable future. The Company had an accumulated deficit of approximately $10.5 million at December 31, 1998. The Company intends to expend significant financial and management resources on brand development, marketing and advertising, Website development, strategic relationships, and technology and operating infrastructure. Primarily as a result of the significant increase in marketing and promotional expenses, the Company expects to incur additional losses, and such losses are expected to increase significantly from current levels. Because the Company has relatively low gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased levels of net revenue. In addition, the Company historically has had relatively low operating margins and plans to continue to increase its operating expenses significantly in order to increase its customer base, increase the size of its staff, expand its marketing efforts to enhance its brand image, increase its visibility on other companies' high-traffic Websites, purchase larger volumes of merchandise to be sold at auction, increase its software development efforts, and support its growing infrastructure. Moreover, to the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate positive cash flow from operations in future periods. The Company has made and expects in the future to continue to make significant investments in infrastructure and personnel in advance of levels of revenue necessary to offset such expenditures. As a result, these expenditures are based on the Company's operating plans and estimates of future revenues. Sales and operating results generally depend, among other things, on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Beginning in October 1997, the Company granted stock options to attract and retain key employees. These options were exercisable only in the event of a successful initial public offering or sale of the Company. Accordingly, the Company recorded a non-cash charge to compensation expense in the quarter ended December 31, 1998, calculated based upon the initial public offering price for the Common Stock. The Company expects to record a non-cash compensation charge of approximately $13.3 million over the five-year vesting period of the options. The Company recorded approximately $5.3 million of this charge in the fourth quarter of 1998. See Note 5 to the financial statements.

UNPREDICTABILITY OF, AND FLUCTUATIONS IN, OPERATING RESULTS

  The Company's operating results are unpredictable and are expected to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include: (i) the Company's ability to significantly increase its customer base, manage its inventory mix and the mix of products offered at auction, meet certain pricing targets, liquidate its inventory in a timely manner, maintain gross margins and maintain customer satisfaction; (ii) the availability and pricing of merchandise from vendors;
(iii) product obsolescence and price erosion; (iv) consumer confidence in encrypted transactions in the Internet environment; (v) the timing, cost and availability of advertising on other entities' Websites; (vi) the amount and timing of costs relating to expansion of the Company's operations; (vii) the announcement or introduction of new types of merchandise, service offerings or customer services by the Company or its competitors; (viii) technical difficulties with respect to consumer use of the auction format on the Company's Website; (ix) delays in shipments as a result of computer systems failures, strikes or other problems with the Company's delivery service or credit card processing providers; (x) the level of merchandise returns experienced by the Company; and (xi) general economic conditions and economic conditions specific to the Internet and electronic commerce. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that, in the future, it, like other retailers, may experience seasonality in its business. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected. See "-- Extremely Limited Operating History" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertain Acceptance of the uBid Brand; Evolving and Unpredictable Business
Model

  The Company believes that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the uBid brand will depend largely on the Company's success in increasing its customer base. If vendors do not perceive the Company as an effective marketing and sales channel for their merchandise, or consumers do not perceive the Company as offering an entertaining and desirable way to purchase merchandise, the Company will be unsuccessful in promoting and maintaining its brand. Furthermore, in order to attract and retain customers and to promote and maintain the uBid brand in response to competitive pressures, the Company is finding it necessary to increase its marketing and advertising budgets and otherwise to increase substantially its financial commitment to creating and maintaining brand loyalty among vendors and consumers. If the Company is unable to or incurs significant expenses in an attempt to achieve or maintain a leading position in Internet commerce or to promote and maintain its brand, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business-- Business Strategy," and "--Sales and Marketing."

  The Company expects to expand the focus of its operations beyond the auction and sale of closeout and refurbished computer, consumer electronics and home and leisure products to the auction and sale of other excess merchandise. The Company also has begun to develop its business model and to explore other opportunities such as the use of the Company's Website as an advertising medium for services and products of other companies, promoting new or complementary products or sales formats and expanding the breadth and depth of products and services offered on its Website. In addition, the Company has begun offering credit to certain of its business customers that have been pre-qualified as having appropriate credit ratings. As its business model evolves, the Company risks diluting its brand, confusing customers and decreasing interest from vendors. In addition, the Company could be exposed to additional or new risks associated with these new opportunities. If the Company is unable to address these risks, the Company's business, results of operations and financial condition will be materially adversely affected.

Competition

  The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. The Company currently or potentially competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet auction houses such as ONSALE, eBay, Yahoo! Auctions, First Auction (the auction site for Internet Shopping Network, a wholly-owned subsidiary of Home Shopping Network Inc.), Surplus Auction (a wholly-owned subsidiary of Egghead, Inc.), WebAuction (the auction site for MicroWarehouse, Inc.), Insight Auction (the auction site for Insight Enterprises, Inc.) and Amazon.com Auction; (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, AOL and Cendant Corp.; (iii) a variety of other companies that offer merchandise similar to that of the Company but through physical auctions and with which the Company competes for sources of supply; (iv) personal computer manufacturers that have their own direct distribution channels for their excess inventory or refurbished products; and (v) companies with substantial customer bases in the computer and peripherals catalog business, including CDW Computer Centers, Inc., PC Connection, Inc. and the Parent, some of which already sell online or may devote more resources to Internet commerce in the future. In particular, ONSALE, Inc. began conducting auctions on the Internet in May 1995 and has established significant market share and brand name recognition for online auctions for computer-related equipment. In addition, AOL has taken a minority equity interest in Bid.com (formerly, Internet Liquidators International, Inc.), a competitor of the Company, and announced that the two companies have formed a strategic partnership under which revenue from Bid.com's auction platforms is shared with AOL and AOL provides a direct link for Bid.com's members to reach Bid.com's electronic commerce site on the Web. The Company has its own relationship with AOL pursuant to which the Company advertises on AOL and which provides AOL's members with a direct link to the Company's Website.

  The Company believes that the principal competitive factors affecting its market are the ability to attract customers at favorable customer acquisition costs, operate the Website in an uninterrupted manner and with acceptable speed, provide effective customer service and obtain merchandise at satisfactory prices. There can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources than the Company.

  Current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. In addition, manufacturers may elect to liquidate their products directly. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than the Company. As a result, such competitors may be able to secure merchandise from vendors on more favorable terms than the Company, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than can the Company. See "Business--Competition."

Reliance on Relationships with Online Companies

  The Company depends to some extent and is increasing its dependence on relationships with other online companies. These relationships include, but are not limited to, agreements for anchor tenancy, promotional placements, sponsorships and banner advertisements. Generally, these agreements have terms for up to a year, are not exclusive and do not provide for guaranteed renewal. The risks included in this dependence include: (i) the possibility that a competitor will purchase exclusive rights to attractive space on one or more key sites; (ii) the uncertainty that significant spending on these relationships will increase the Company's revenues substantially or at all;
(iii) the possibility that potential revenue increases resulting from such spending will not occur within the time periods that the Company is expecting;
(iv) the possibility that space on other Websites or the same sites may increase in price or cease to be available on reasonable terms or at all; (v) the possibility that, if these relationships are successful, the Company may not be able to obtain adequate amounts of merchandise to meet the increased demand that is generated; (vi) the possibility that such online companies will be unable to deliver a sufficient number of customer visits or impressions; and (vii) the possibility that such online companies will compete with the Company for limited online auction revenues. Any termination of the Company's arrangements with other online companies could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Sales and Marketing."

Risks of a Purchased Inventory Model

  The Company purchases a majority of its merchandise from vendors and thereby assumes the inventory and price risks of these products to be sold at auction. These risks are especially significant because much of the merchandise currently auctioned by the Company (e.g., computers, consumer electronics and home and leisure products) is characterized by rapid technological change, obsolescence and price erosion. Since the Company relies heavily on purchased inventory, its success will depend on its ability to liquidate its inventory rapidly through its auctions, the ability of its buying staff to purchase inventory at attractive prices relative to its resale value at auction, and its ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. Due to the inherently unpredictable nature of auctions, it is impossible to determine with certainty whether an item will sell for more than the price paid by the Company. Further, because minimum opening bid prices for the merchandise listed on the Company's Website generally are lower than the Company's acquisition costs for such merchandise, there can be no assurance that the Company will achieve positive gross margins on any given sale. If the Company is unable to liquidate its purchased inventory rapidly, if the Company's buying staff fails to purchase inventory at attractive prices relative to its resale value at auction, or if the Company fails to predict with accuracy the resale prices for its purchased merchandise, the Company may be forced to sell its inventory at a discount or at a loss and the Company's business, results of operations and financial condition would be materially adversely affected. See "Business--Products and Merchandising" and "--Vendor Relationships."

RELIANCE ON MERCHANDISE VENDORS

  The Company depends upon vendors to supply it with excess merchandise for sale through the Company's Internet auctions, and the availability of such merchandise can be unpredictable. Since Inception, the Company has sourced merchandise from over 150 vendors. Merchandise acquired from 10 of these vendors has represented approximately 52% of the Company's gross merchandise sales since Inception. In addition, merchandise acquired from one vendor, the Parent, represented over 90% of the merchandise sold by the Company in the first two months of operations, but represented less than 10% in 1998. None of these vendors is subject to a long-term supply contract with the Company. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company or otherwise provide merchandise for sale in the Company's auctions or that the Company will be able to establish new vendor relationships that ensure merchandise will be available for auction on the Company's Website. A limited number of these vendors process and ship merchandise directly to the Company's customers. The Company has limited control over the shipping procedures of such vendors, and shipments could be subject to delays outside the control of the Company. Most merchandise sold by the Company carries a warranty supplied either by the manufacturer or the vendor. In addition, although the Company is not obligated to accept merchandise returns, the Company could be compelled to accept returns from customers for which the Company did not receive reimbursements from its vendors or manufacturers if such warranties are not honored. If the Company is unable to develop and maintain satisfactory relationships with vendors on acceptable commercial terms, if the Company is unable to obtain sufficient quantities of merchandise, if the quality of service provided by such vendors falls below a satisfactory standard or if the Company's level of returns exceeds its expectations, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business-- Products and Merchandising," "--Vendor Relationships" and "--Customer Support and Service."

RELIANCE ON OTHER THIRD PARTIES

  In addition to its merchandise vendors, the Company's operations depend on a number of third parties for Internet/telecom access, delivery services, credit card processing and software services. The Company has limited control over these third parties and no long-term relationships with any of them. For example, the Company does not own a gateway onto the Internet, but instead, through the Parent, relies on an Internet service provider, Pacific Bell, to connect the Company's Website to the Internet. From time to time, the Company has experienced temporary interruptions in its Website connection and also its telecommunications access. Continuous or prolonged interruptions in the Company's Website connection or in its telecommunications access, or slow Internet transmissions, would have a material adverse effect on the Company's business, results of operations and financial condition. The Company uses UPS and Federal Express as its delivery services for substantially all of its products. Should either or both be unable to deliver the Company's products for a sustained time period as a result of a strike or other reason, the Company's business, results of operations and financial condition would be adversely affected. If, due to computer systems failures or other problems related to these third-party service providers, the Company experiences any delays in shipment, its business, results of operations and financial condition would be adversely affected. The Company's internally developed auction software depends on operating system, database and server software that was developed and produced by and licensed from third parties. The Company has from time to time discovered errors and defects in the software from these third parties and, in part, relies, on these third parties to correct these errors and defects in a timely manner. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or the quality of products and services provided by such third parties falls below a satisfactory standard, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Order Fulfillment," "--Technology" and "--Systems Operations."

RISK OF CAPACITY CONSTRAINTS; RELIANCE ON INTERNALLY-DEVELOPED SYSTEMS; SYSTEM DEVELOPMENT RISKS

  A key element of the Company's strategy is to generate a high volume of traffic to, and use of, its Website. The Company's revenues depend entirely on the number of customers who use its Website to purchase merchandise. Accordingly, the satisfactory performance, reliability and availability of the Company's Website, transaction-processing systems, network infrastructure and delivery and shipping systems are critical to the Company's operating results, as well as to its reputation and its ability to attract and retain customers and maintain adequate customer service levels.

  The Company periodically has experienced minor systems interruptions, including Internet disruptions, which it believes may continue to occur from time to time. Any systems interruptions, including Internet disruptions, that result in the unavailability of the Company's Website or reduced order fulfillment performance would reduce the volume of goods sold, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is continually enhancing and expanding its transaction-processing systems, network infrastructure, delivery and shipping systems and other technologies to accommodate a substantial increase in the volume of traffic on the Company's Website. There can be no assurance that the Company will be successful in these efforts or that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Website or timely expand and upgrade its systems and infrastructure to accommodate such increases. There can be no assurance that the Company's or its suppliers' network will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if the customer usage of the Company's Website increases. The Company's failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for its services and have a material adverse effect on its business, results of operations and financial condition. See "Business-- Technology" and "--Systems Operations."

MANAGEMENT OF POTENTIAL GROWTH; NEW MANAGEMENT TEAM

  The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company expanded from two employees at Inception to 74 employees and 35 full-time equivalent contract personnel at December 31, 1998, and its sales increased from approximately $9,000 from Inception to December 31, 1997 to over $24 million in the fourth quarter of 1998. The Company expects to add additional key personnel in the near future. Increases in the number of employees and the volume of merchandise sales have placed significant demands on the Company's management, which as of December 31, 1998 included only five executive officers. In order to manage the expected growth of its operations, the Company will be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls. The Company also will be required to expand its accounting staff. Further, the Company's management will be required to maintain relationships with various merchandise vendors, freight companies, warehouse operators, other Websites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. Historically, the Company has been dependent upon the Parent for various services, including administration (accounting, human resources, legal), Internet/telecom and joint marketing. See "-- Dependence of the Company on the Parent for Certain Services." There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Employees and Management."

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE; DEPENDENCE ON THE INTERNET

  The Internet and electronic commerce industries are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Website and proprietary technology obsolete. The Company's performance will depend, in part, on its ability to license or acquire leading technologies, enhance its existing services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of Website and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will be successful in using new technologies effectively or adapting its Website and proprietary technology to emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, or if the Company's Website does not achieve market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected. The success of the Company's services will depend in large part upon the development of an infrastructure for providing Internet access and services. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols intended to handle increased levels of Internet activity or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed or that, if they are developed, the Internet will become a viable marketing and sales channel for excess merchandise such as that offered by the Company. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of the Company's services. The Company's ability to increase the speed with which it provides services to customers and to increase the scope of such services ultimately is limited by and reliant upon the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for the Company's services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. If the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business--Industry Background," "--Technology," and "--Systems Operations."

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

  The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, laws applicable to auction companies and auctioneers, and laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for the Company's Internet auctions and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, auction regulation, sales tax, libel and personal privacy is uncertain and may take years to resolve. In addition, as the Company's service is available over the Internet in multiple states, and as the Company sells to numerous consumers resident in such states, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state. The Company is qualified to do business in only three states, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

  The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

  The Company's future performance depends to a significant degree upon the continued contributions of members of Company's senior management and other key personnel, particularly its CEO and President, Gregory K. Jones; Vice President--Information Systems, George Lu; Vice President--Merchandising, Timothy Takesue; and Vice President and Chief Financial Officer, Thomas E. Werner. The loss of any of these individuals could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as a result of the Separation, the Company will need to employ additional personnel for certain functions that were previously performed by employees of the Parent. The Company has a long-term employment agreement with only one of its key personnel, Gregory K. Jones, and maintains no key person life insurance. In order to meet expected growth and to operate independently of the Parent, the Company believes that its future success will depend upon its ability to identify, attract, hire, train, motivate and retain other highly-skilled managerial, merchandising, engineering, marketing and customer service personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

RISK OF SYSTEM FAILURE; SINGLE SITE

  The Company's success is largely dependent upon its communications hardware and computer hardware, substantially all of which are located at a leased facility in Torrance, California. The Company's systems are vulnerable to damage from earthquake, fire, flood, power loss, telecommunication failure, break-in and similar events. The Company currently has redundant systems but not duplicate geographic locations. The Company plans to add a fully redundant site outside of California in 1999 and recently entered into an agreement with a leading hosting provider to co-locate the Company's servers and develop a mirrored site. There can be no assurance that the second site will be established or that it can be established without interruption in the Company's systems. A substantial interruption in these systems would have a material adverse effect on the Company's business, results of operations and financial condition. To date, the Company has experienced variable interruptions to its service as a result of loss of power and telecommunications connections. The property and business interruption insurance covering the Company may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures and firewall security by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of the Company's systems and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, and loss of data or cessation in service to users of the Company's services and products. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Technology," "--Systems Operations," "--Insurance Coverage," "-- Facilities" and "Item 2. Properties."

INTERNET COMMERCE SECURITY RISKS; RISK OF CREDIT CARD FRAUD

  A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed by the Parent from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. This technology is currently available to the Company under the Internet/Telecommunications Agreement with the Parent. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, results of operations and financial condition. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Business--Technology" and "--Systems Operations."

PROTECTION OF INTELLECTUAL PROPERTY

  The Company's performance and ability to compete are dependent to a significant degree on its proprietary technology. The Company relies on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and non-compete agreements executed by each manager and technical measures to establish and protect its proprietary rights. The uBidSM service mark is registered in the United States. There can be no assurance that the Company will be able to secure significant protection for its service marks or trademarks. It is possible that competitors of the Company or others will adopt product or service names similar to "uBid" or other service marks or trademarks of the Company, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect the name "uBid" adequately could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's proprietary software is protected by copyright laws. The source code for the Company's proprietary software also is protected under applicable trade secret laws.

  All patent, copyright and other proprietary rights with respect to the Company's auction processing and auction management applications and certain general purpose libraries are co-owned by the Company and the third-party developers of such applications and libraries pursuant to various agreements among such third-party developers and the Parent which the Parent has assigned to the Company. As co-owners of such software and libraries, the two co-developers and the Company have the right to grant licenses covering such software and libraries without the consent or notification of the other co-owners. In addition, the two co-developers have previously granted a license covering such software and libraries to the Parent (which is included in the rights assigned to the Company under an Assignment and License Agreement with the Parent) and another third party. Such licensees have the right to use, distribute, re-license and otherwise modify the licensed source codes without royalties or further payment to any of the other co-developers or licensees.

  As part of its confidentiality procedures, the Company generally enters into agreements with its employees and consultants and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by the Company, it might be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property.

  The Company may in the future receive notices from third parties claiming infringement by the Company's software or other aspects of the Company's business. While the Company is not currently subject to any such claim that would have a material effect on the Company's business or financial condition, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the future, the Company may also need to file lawsuits to enforce the Company's intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also relies on a variety of technology that it licenses from third parties. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability of the Company to maintain or obtain upgrades to any of these technology licenses could result in delays in completing its proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays would materially adversely affect the Company's business, results of operations and financial condition. See "Business-- Intellectual Property and Other Proprietary Rights."

RISKS ASSOCIATED WITH GLOBAL EXPANSION

  Although the Company currently may not sell merchandise to customers outside the United States due to contractual restrictions involving the Parent, it intends to do so after the Distribution. The Company does not currently have any overseas fulfillment or distribution facility or arrangement or any Website content localized for foreign markets, and there can be no assurance that the Company will be able to establish a global presence. In addition, there are certain risks inherent in doing business on a global level, such as regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, difficulties in protecting intellectual property rights, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's global operations. In addition, the export of certain software from the United States is subject to export restrictions as a result of the encryption technology in such software and may give rise to liability to the extent the Company violates such restrictions. There can be no assurance that the Company will be able to successfully market, sell and distribute its products in foreign markets or that one or more of such factors will not have a material adverse effect on the Company's future global operations, and consequently, on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH ACQUISITIONS

  The Company may choose to expand its market presence through acquisitions of complementary businesses. Although no such acquisitions are currently being negotiated, any future acquisitions would expose the Company to increased risks, including risks associated with the assimilation of new operations, sites and personnel, the diversion of resources from the Company's existing businesses, sites and technologies, the inability to generate revenues from new sites or content sufficient to offset associated acquisition costs, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. Acquisitions may also result in additional expenses associated with amortization of acquired intangible assets or potential businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, and its inability to overcome such risks could have a material adverse effect on the Company's business, results of operations and financial condition.

RISK OF NONCOMPLETION OF A TAX-FREE DISTRIBUTION

  The Parent has announced that, subject to certain conditions, following the Offering, the Parent intends to distribute to its stockholders in 1999 all of the Common Stock of the Company owned by the Parent. See "Separation from the Parent" and "Transactions between the Company and the Parent--Separation and Distribution Agreement." In connection with the Company's IPO, the Parent received an opinion letter from PricewaterhouseCoopers LLP to the effect that the Distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Code, and the Distribution is conditional upon obtaining such an opinion letter in form and substance satisfactory to the Parent and confirmation of such opinion at the time of Distribution. Although it does not presently intend to do so, the Parent may also decide, in its sole discretion, to seek a private letter ruling from the Internal Revenue Service ("IRS") in form and substance satisfactory to the Parent consistent with the conclusions reached in the PwC Opinion. In that case, the Distribution would also be conditioned upon receipt of the Letter Ruling. The Parent intends to take all necessary steps to complete such a tax-free distribution after obtaining the PwC Opinion and the Letter Ruling, as applicable, but in no event will the Distribution occur prior to June 7, 1999. If the Parent decides to apply for the Letter Ruling, the Parent does not plan to distribute its shares of Common Stock to the Parent's stockholders without such a favorable Letter Ruling. Due to recent changes in the tax law and other factors, there is no assurance that the Parent will receive the Letter Ruling, or that it will receive it within the time frame contemplated, and, consequently, there is no assurance that the Distribution will occur or will occur within the time frame contemplated. The Distribution also is subject to the condition that no events or developments occur that, in the sole judgment of the Parent Board, would or could result in the Distribution having a material adverse effect on the Parent or the Parent's stockholders. In addition, as a condition to the Distribution, the Parent will be required to obtain certain consents from third parties. There can be no assurance that any of the foregoing conditions, or any other conditions to the Distribution, will be satisfied, or that the Distribution will occur in the time frame contemplated or at all. The failure of the Distribution to occur could materially adversely affect the Company and the market price of the Common Stock. See "Separation from the Parent" and "Transactions between the Company and the Parent--Tax Indemnification and Allocation Agreement."

CONTROL OF THE COMPANY; RELATIONSHIP WITH THE PARENT

  Prior to its December 1998 initial public offering, the Company was a wholly-owned, indirect subsidiary of the Parent. The Parent currently owns approximately 80.1% of the outstanding shares of Common Stock. As a result, until the Distribution, the Parent generally will be able to control all matters requiring approval of the stockholders of the Company, including the election of all of the Company's directors. The Company's Board of Directors (the "Board") currently consists of five members, one of whom serves concurrently as a member of the Parent's Board. The Parent intends to maintain ownership of at least 80% of the voting power of the Common Stock until the Distribution can be completed. There can be no assurance that the Parent will complete the Distribution of the Common Stock held by it to the Parent's stockholders. If the Distribution is not effected, the Parent could maintain a controlling interest in the Company indefinitely, which may materially adversely affect the Company and the market price of the Common Stock. In addition, for so long as the Parent maintains a significant interest in the Company, the market price of the Common Stock may be adversely affected by events relating to the Parent which are unrelated to the Company. It is the intention of the Parent to complete the Distribution promptly but in no event prior to June 7, 1999. See "Separation from the Parent."

  Each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. For benefit plan purposes, the

Company will be part of the Parent's consolidated group, which includes the Parent and its other subsidiaries. Under the Employee Retirement Income Security Act of 1974, as amended, and federal income tax law, each member of the consolidated group is jointly and severally liable for funding and termination liabilities of tax qualified defined benefit retirement plans as well as certain plan taxes. Accordingly, during the period in which the Company is included in the Parent's consolidated group, the Company could be liable under such provisions in the event such liability or tax is incurred, and not discharged, by any other member of the Parent's consolidated group. See "Transactions between the Company and the Parent--Tax Indemnification and Allocation Agreement."

DEPENDENCE OF THE COMPANY ON THE PARENT FOR CERTAIN SERVICES

  The Company historically has been dependent upon the Parent for various services, including administration (accounting, human resources, legal), Internet/telecom and joint marketing. In December 1998, the Company and the Parent entered into an agreement under which the Parent will continue to provide these services to the Company in exchange for fees payable by the Company to the Parent. The Company and the Parent expect that, as of the Distribution Date, the Services Agreement will be terminated and the Parent will no longer perform transactional, administrative and certain other services for the Company. The Company anticipates that, after the Distribution, it will have to engage third parties to perform such services or perform such services internally by Company personnel. The Company believes that it will be able to make the transition to internal and third party administration and transaction processing without significant additional expense or disruption of the Company's business; however, because the Company has historically relied heavily on the Parent for such services, no assurance can be given that the transition will not cause the Company to experience interruptions or temporary delays in the Company's operations and its ability to process customer transactions and ship products on a timely basis. Any significant unanticipated expenses or delays in connection with such transition or any disruption in the Company's business or operations could have a material adverse effect on the Company's business and financial results. See "Transactions between the Company and the Parent--Services Agreement."

INTERCOMPANY AGREEMENTS NOT SUBJECT TO ARM'S-LENGTH NEGOTIATIONS; POSSIBLE COMPETITION FROM THE PARENT; INDEMNIFICATION OBLIGATIONS

  The Parent and the Company have entered into certain intercompany agreements, including agreements pursuant to which the Parent will provide various services, such as administration (accounting, human resources, legal), Internet/telecom and joint marketing, that are material to the conduct of the Company's business. Because the Company is a majority-owned, indirect subsidiary of the Parent, none of these agreements resulted from arm's-length negotiations and, therefore, there is no assurance that the terms and conditions of such agreements will be no less favorable to the Company as could be obtained by the Company from unaffiliated third parties. See "Transactions between the Company and the Parent." The Company's intercompany agreements provide that the Parent, for a period of nine months after the date of the Distribution, will not compete in the online Internet auction business in substantially the same manner or format as currently conducted by the Company. After that period, the Parent will not be prohibited from competing directly or indirectly with the Company, including by way of acquiring other companies or businesses, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company has agreed to indemnify, defend and hold harmless the Parent and each of the Parent's directors, officers and employees from and against all liabilities relating to, arising out of or resulting from: (i) the failure of the Company or any other person to pay, perform or otherwise promptly discharge any liabilities of the Company in accordance with their respective terms; (ii) any breach by the Company of any of the intercompany agreements entered into by the parties in connection with the Separation and Distribution; and (iii) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Prospectus or the Registration Statement used in connection with the Offering. See "--No Duty to Communicate Corporate Opportunities" and "Transactions between the Company and the Parent--Releases and Indemnification."

TAX INDEMNIFICATION OBLIGATION; LIMITATIONS ON ISSUANCES OF EQUITY SECURITIES FOLLOWING THE DISTRIBUTION

  As a condition to the Parent effecting the Distribution, the Company will be required to indemnify the Parent for any tax liability suffered by the Parent arising out of actions by the Company after the Distribution that would cause the Distribution to lose its qualification as a tax-free distribution or to be taxable to the Parent for federal income tax purposes under Section 355 of the Code. For example, Section 355 generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. To ensure that issuances of equity securities by the Company will not cause the Distribution to be taxable to the Parent, the Tax Indemnification and Allocation Agreement between the Parent and the Company contains certain restrictions on issuances of equity securities of the Company and its repurchase of equity securities until three years following the Distribution Date. Until the second anniversary of the Distribution Date, the Company cannot issue Common Stock and other equity securities (including the shares sold in the Offering) that would cause the number of shares of Common Stock to be distributed by the Parent in the Distribution to constitute less than 60% of the outstanding shares of Common Stock unless the Company first obtains either the consent of the Parent or a favorable IRS letter ruling that the issuance will not affect the tax-free status of the Distribution. After this period until the end of the third year from the Distribution Date, the Company cannot issue additional shares of Common Stock and other equity securities that, when combined with equity securities sold in and after the Offering, would cause the number of shares of Common Stock to be distributed by the Parent in the Distribution to constitute less than 55% of the outstanding shares of Common Stock unless the Company first obtains the consent of the Parent or a favorable IRS letter or opinion of tax counsel that the issuance would not affect the tax-free status of the Distribution. These restrictions on the issuance of equity securities may impede the ability of the Company to raise necessary capital or to complete acquisitions, if any, using equity securities. The foregoing prohibitions do not apply to issuances of debt securities of the Company that are not convertible into Common Stock or other equity securities. The same requirements for an IRS ruling, consent of the Parent or an opinion of counsel are applicable to any proposed repurchases of Common Stock during the Restriction Period. In the event that the Company is required to indemnify and reimburse the Parent for any tax liability incurred by the Parent arising out of the Distribution, such indemnification and reimbursement would have a material adverse effect on the business, results of operations and financial condition of the Company. See "--Limited Ability to Issue Common Stock Prior to Distribution," and "Transactions between the Company and the Parent--Tax Indemnification and Allocation Agreement."

CONFLICTS OF INTEREST WITH THE PARENT

  None of the executive officers of the Parent are executive officers of the Company. However, one member of the Board of Directors of the Company is also a member of the Parent's Board. In addition, certain executive officers, directors and employees of the Company hold shares of Parent Common Stock and options to acquire shares of Parent Common Stock. In particular, Mr. Frank F. Khulusi, a director of the Company, is the Chairman of the Board of the Parent and beneficially owned approximately 1.8 million shares of Parent Common Stock constituting approximately 17.7% of the issued and outstanding Parent Common Stock as of March 23, 1999. Accordingly, such individuals may have conflicts of interest with respect to certain decisions relative to business opportunities and similar matters that may arise in the ordinary course of the business of the Parent or the Company, including with respect to relationships between the Parent and the Company under intercompany agreements and whether to complete the Distribution. See "Transactions between the Company and the Parent." The Company and the Parent intend to resolve such conflicts on a case-by-case basis. In that regard, certain of the conflicts, if any, could be resolved in a manner adverse to the Company and its stockholders, which would have a material adverse effect on the business, results of operations and financial condition of the Company.

NO DUTY TO COMMUNICATE CORPORATE OPPORTUNITIES

  Neither the Company nor the Parent has any duty to communicate or offer any corporate opportunities to the other and may pursue or acquire any such opportunities for itself or direct such opportunities to any other person. There can be no assurance that the Parent's failure to communicate any corporate opportunity to the Company, the Parent's pursuit of such opportunity for itself or the Parent's communication of such corporate opportunity to a third party will not have a material adverse affect on the Company's business, results of operations or financial condition.

LIMITED ABILITY TO ISSUE COMMON STOCK PRIOR TO DISTRIBUTION

  In order for the Distribution to be tax-free to the Parent and the Parent's stockholders, among various other requirements, the Parent must distribute to the Parent's stockholders on the Distribution Date (a) stock of the Company possessing at least 80% of the total combined voting power of all classes of voting stock of the Company and (b) 80% of the total number of shares of each class of non-voting stock of the Company (the "Required Distribution Percentage"). If the Parent were not able to distribute to its stockholders shares of stock of the Company constituting the Required Distribution Percentage, the Distribution would not be tax-free and would not occur. Accordingly, the Company agreed in the Separation and Distribution Agreement not to issue additional shares of Common Stock, or any other class of stock including preferred stock, without the consent of the Parent if such issuance would, or could, dilute or otherwise reduce the Parent's ownership of Common Stock, or any other such class of stock, below the Required Distribution Percentage or otherwise prevent the Distribution from receiving tax-free status. The Separation and Distribution Agreement will terminate if the Distribution does not occur on or prior to December 31, 1999, unless extended by the Parent and the Company. Prior to the Distribution Date, these restrictions may impede the ability of the Company to issue equity securities, including Common Stock, to raise necessary equity capital or to complete acquisitions using equity securities, including Common Stock, as acquisition currency, or to attract qualified persons to become employees, officers and directors of the Company. See "Transactions between the Company and the Parent--Separation and Distribution Agreement."

YEAR 2000 RISK

  Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data when the year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed "year 2000 compliant."

  The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with which the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, the Company has established an internal project team comprised of all functional disciplines. This project team has begun a three-phase process of identifying internal systems (both information technology and non-information technology systems) that are not year 2000 compliant, determining their significance in the effective operation of the Company, and developing plans to resolve the issues where necessary. The Company has been communicating with the suppliers and others with whom it does business to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern. However, if such third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on the Company.

  Initial review of the Company's principal transaction processing software through which nearly all of the Company's business is transacted has determined it to be year 2000 compliant and, as such, the Company does not anticipate any material adverse operational issues to arise. The Company has completed 75% of its year 2000 assessment for critical systems and plans to complete its assessment by the end of the second quarter of 1999. The Company plans to implement corrective solutions before the end of the third quarter of 1999. To date, the costs incurred by the Company with respect to this project are approximately $10,000. Based on current estimates, management expects that the Company's total costs in connection with its year 2000 compliance project will be approximately $500,000 and will be financed from general corporate funds; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised of external consulting fees and software upgrades. The redeployment of internal data processing resources is not expected to materially delay any significant projects.

  The Company believes its auction software to be year 2000 compliant; however, full compliance of the auction software will be verified by an external consultant no later than the end of the third quarter of 1999. The Company currently runs various third party applications that require year 2000 updates. These are available and are expected to be implemented no later than the end of the third quarter of 1999. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create such contingency plan. Upon completion of this project, if systems material to the Company's operation have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Possible Volatility of Stock Price

  The trading price of the Common Stock has been and is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations, new services by the Company or its competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet or online service companies, announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, sales of Common Stock or other securities of the Company in the open market and other events or factors, many of which are beyond the Company's control. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

Possibility of Substantial Sales of Common Stock

  Subject to applicable law and to the contractual restriction with the underwriters of the Company's initial public offering as described below, the Parent may sell any and all of the shares of Common Stock it owns after completion of the Offering. The Separation and Distribution Agreement provides that the Parent, and certain holders of more than 5% of Parent Common Stock, will have the right in certain circumstances to require the Company to use its best efforts to register for resale shares of Common Stock held by them. See "Transactions between the Company and the Parent--Separation and Distribution Agreement." The planned Distribution would involve the distribution of an aggregate of approximately 7.3 million shares of Common Stock to the stockholders of the Parent prior to December 31, 1999 (assuming that no shares of Common Stock are disposed of or acquired by the Parent prior to the Distribution Date). In addition, pursuant to the Separation and Distribution Agreement, options to purchase Parent Common Stock outstanding as of the Distribution Date will be converted into options to purchase both Parent Common Stock and uBid Common Stock. Based on the number of outstanding options to purchase Parent Common Stock and the total shares of Parent Common Stock outstanding as of March 26, 1999, the Company anticipates that it will grant options to purchase approximately 548,935 shares of the Company's Common Stock in connection with the Distribution. Of these options, approximately 188,379 will have vested on or prior to June 7, 1999 (the earliest date on which the Distribution could occur). See "Transactions between the Company and the Parent--Separation and Distribution Agreement." Except for shares held by affiliates of the Company, all of the shares of Common Stock to be distributed to the Parent's stockholders in the Distribution (including shares of Common Stock issuable upon exercise of stock options) will be eligible for immediate resale in the public market. The Company is unable to predict whether substantial amounts of Common Stock will be sold in the open market in anticipation of, or following, the Distribution. Any sales of substantial amounts of Common Stock in the public market, or the perception that such sales might occur, whether as a result of the Distribution or otherwise, could materially and adversely affect the market price of the Common Stock. In connection with the Offering, the Company agreed, for a period of 180 days after the date of the Offering, and Messrs. Frank and Sam Khulusi agreed, until 180 days after the Distribution, not to offer or sell any shares of Common Stock, subject to certain exceptions (including the Distribution), without the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Item 2. Properties

  The Company's principal administrative, engineering, merchandising and marketing facilities total approximately 9,000 square feet, and are located in Elk Grove Village, Illinois under leases that are shared with the Parent and expire in 2002. Until July 1998, the Company was dependent upon the Parent for warehousing and distribution services. In July 1998, the Company became responsible for its own warehousing and distribution and entered into a sublease for 100,000 square feet of the Parent's 325,000 square foot distribution center in Memphis, Tennessee. The sublease provides for the Company's continued use of the Parent's sophisticated inventory control and shipping systems during the term of the sublease. The sublease is at a monthly rate equal to the Parent's obligation to the landlord, plus taxes and utilities, and will expire in 2002. The Company believes that it has adequate space for its current needs. As the Company expands, it expects that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. The Company does not own any real estate.

Item 3. Legal Proceedings

  The Company is not currently a party to any legal proceedings which may or could have a material adverse impact on the Company or its operations.

Item 4. Submission of Matters to a Vote of Security Holders

  On November 30 1998, the Parent executed a written consent as sole stockholder of the Company in lieu of an annual meeting, pursuant to which the Parent (1) approved Amended and Restated Articles of Incorporation effecting a
 .7329883-for-one reverse stock split, (2) approved the Company's Amended and Restated Bylaws, and (3) elected the following four directors to serve until the next annual meeting of the year set forth beside their respective names:
Gregory K. Jones (2001); Howard A. Tullman (2000); Norman H. Wesley (2000); and Frank F. Khulusi (1999).

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers and key employees and directors of the Company are as follows:

   NAME                               AGE POSITION
   ----                               --- --------
   Gregory K. Jones.................   38 Chairman, President and Chief
                                          Executive Officer
   Thomas E. Werner.................   41 Vice President and Chief Financial
                                          Officer
   George Lu........................   34 Vice President - Information Systems
   Timothy E. Takesue...............   30 Vice President - Merchandising
   David L. Hirschman...............   36 Senior Vice President - Operations

  GREGORY K. JONES. Mr. Jones has been President and Chief Executive Officer of the Company since November 1997, and Chairman of the Board since July 1998. Prior thereto, from October 1995 to November 1997, Mr. Jones was Senior Vice President of Strategic Markets at APAC TeleServices, Inc., a provider of outsourced telephone-based marketing, sales and customer management solutions. Prior thereto, from October 1990 to October 1995, Mr. Jones served as the President and Chief Operating Officer of The Reliable Corporation/Office 1, a Chicago-based direct mail/retailer of office products. Before that, from January 1988 to October 1990, Mr. Jones was a Senior Manager, consulting on systems and technology strategic planning for the accounting/consulting firm of Ernst & Young LLP. He sits on the Board of Directors of Ohio-based D.I.Y. Home Warehouse, an operator of 16 warehouse-format home improvement centers, and of E-Sport, an Internet sports content company. Mr. Jones received his B.A. degree from Miami University (Ohio) and his M.M. in marketing and finance from the J.L. Kellogg Graduate School of Management of Northwestern University.

  THOMAS E. WERNER. Mr. Werner has been Vice President and Chief Financial Officer of the Company since October 1998. From December 1995 to October 1998, Mr. Werner was Corporate Controller for Gateway, Inc., a manufacturer and marketer of personal computers and related products. From March 1995 until December 1995, Mr. Werner was Vice President and Assistant Corporate Controller for Dade International, a manufacturer of medical diagnostic equipment and products. From 1989 until 1995, Mr. Werner held various financial management positions with Baxter International, a manufacturer and distributor of health care products. Mr. Werner received his B.S. degree in Business from Indiana University and is a Certified Public Accountant.

  GEORGE LU. Mr. Lu has been Vice President--Information Systems of the Company since February 1998. Prior thereto, from March 1994 to January 1998, Mr. Lu was employed by Rand McNally & Company, most recently in the position of technical development manager for Rand McNally New Media and TDM. Prior thereto, from March 1993 to March 1994, Mr. Lu was with AECOM Corp. as a senior systems analyst. Mr. Lu received his B.S. degree from Huazhong University, currently known as Central China Normal University, and his M.S. degree from the University of Memphis.

  TIMOTHY E. TAKESUE. Mr. Takesue joined uBid as Vice President--Merchandising in December 1997. Prior to December 1997, Mr. Takesue was Director of Merchandising/Purchasing for Elek-Tek Inc., a catalog, retail and corporate reseller. Mr. Takesue was a buyer of computer and computer-related products and accessories at Montgomery Ward from March 1996 to August 1996 and from February 1988 to March 1996, Mr. Takesue held several positions with Fretter, Inc., a specialty retailer in appliances, consumer electronics and computers. During his eight years with that company, Mr. Takesue held the positions of General Store Manager, District Sales Manager of Indiana, Marketing Manager of the Ohio region with responsibility for all marketing functions, Regional Marketing Manager for the New England region, Merchandise Manager with responsibility for all buying and marketing of computer peripheral, software and accessory products, and Senior Merchandise Manager with responsibility for all buying and marketing of computer and related products. Mr. Takesue attended Wayne State University.

  DAVID L. HIRSCHMAN. Mr. Hirschman has been the Company's Senior Vice President--Operations since April 1997. Prior thereto, Mr. Hirschman served as Vice President of Marketing Operations at the Parent from August 1996 to March 1997, as Vice President of the Macintosh Marketing Division of the Parent from May 1996 to July 1996, and from June 1993 to April 1996 as the Vice President of Product Management at the Parent with responsibility for purchasing, inventory maintenance and vendor relations. From 1990 to 1993, Mr. Hirschman was the Purchasing Manager for Sun Computers, a large regional computer reseller. Mr. Hirschman holds a B.S. degree in business from Washington University in St. Louis.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

  uBid's Common Stock is traded on the Nasdaq National Market under the symbol "UBID." The table below presents high and low closing price information for the Common Stock by quarter as reported on Nasdaq since December 4, 1998, the date the Company's Common Stock commenced trading. Prior to such time, there was no public market for the Company's Common Stock.

   1998                                                            HIGH    LOW
   ----                                                           ------- ------
   Fourth Quarter (commencing December 4, 1998).................. $188.00 $33.00

  On March 23, 1999, the last sale price of the Company's Common Stock as quoted on Nasdaq was $71.50. As of March 23, 1999, the number of stockholders of record of the Company's Common Stock was 41. The Company has not paid any cash dividends to date and currently intends to retain any earnings for use in business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

  Prior to the Company's initial public offering, options to purchase an aggregate of 1,097,278 shares of the Company's Common Stock had been granted in reliance upon the exemption provided in Rule 701 under the Securities Act of 1933, as amended.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

  The Company commenced its initial public offering on December 4, 1998 pursuant to a Registration Statement on Form S-1 (File No. 333-58447), which was declared effective by the Commission on December 3, 1998. In the IPO the Company sold an aggregate of 1,817,000 shares of its Common Stock (including 237,000 shares sold pursuant to the exercise of the underwriters' over-allotment option) at an initial public offering price of $15.00 per share. The IPO was closed on December 9, 1998. Merrill Lynch & Co. and William Blair & Company served as managing underwriters for the IPO.

  Aggregate proceeds from the IPO were $27,255,000, which included $2,055,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments. The Company paid underwriters' discounts and commissions of $1,907,850 and other expenses of approximately $1,500,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $3,407,850 and the net proceeds to the Company were $23,847,000, all of which has been allocated for general corporate purposes, including working capital requirements of the Company resulting from its growth. From the closing date of the Offering to March 1, 1999, the Company paid an aggregate of $447,000 to the Parent (which owns approximately 80.1% of the Company's Common Stock), consisting of payments for certain administrative services provided by the Parent under the Services Agreement and excluding repayments of advances from the Parent. With the exception of the foregoing, none of the proceeds of the IPO were paid directly or indirectly to any officer or director of the Company or their respective associates, persons owning 10 percent or more of any class of equity securities of the Company, or any affiliate of the Company.

ITEM 6. SELECTED FINANCIAL DATA

  Set forth below is certain selected financial and operating data of the Company for the periods indicated, which have been derived from the Company's audited financial statements. The selected financial data set forth below should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      INCEPTION        YEAR
                                                   (APRIL 1, 1997)    ENDED
                                                   TO DECEMBER 31, DECEMBER 31,
                                                        1997           1998
                                                   --------------- ------------
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.....................................     $       9     $  48,232
Gross profit.....................................             1         3,975
Loss from operations before stock-based
 compensation....................................          (287)       (4,732)
Loss from operations.............................          (287)       (9,999)
Net Loss.........................................          (313)      (10,169)
Basic and diluted net loss per share (1).........     $   (0.04)    $   (1.36)
Shares used to compute basic and diluted net loss
 per share (1)...................................     7,329,833     7,461,061
                                                           DECEMBER 31,
                                                   ----------------------------
                                                        1997           1998
                                                   --------------- ------------
BALANCE SHEET DATA:
Cash and cash equivalents........................     $     --      $  26,053
Working capital..................................            31        21,444
Total assets.....................................           358        34,625
Advances and notes from the Parent...............           670         4,608
Total stockholders' equity (deficit).............          (312)       18,632

--------
(1) See Notes 1 and 7 of the notes to the financial statements for an explanation of the number of shares used in computing the amount of basic and diluted net loss per common share and Note 5 for an explanation of the non-cash charge recorded in the fourth quarter of 1998 in connection with certain employee and director stock options granted prior to the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Investment Considerations" in Item 1 and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the financial statements and notes thereto included in this Report. The historical information included in this Report does not necessarily reflect what the Company's financial condition and results of operations would have been had the Company been operated as an independent entity during the periods presented and may not be indicative of future performance. Dollar amounts are in thousands, except per share data.

OVERVIEW

  uBid is engaged in the retail sale of excess merchandise, including close-out and refurbished products, utilizing an interactive online auction. The Company currently specializes in selling brand name computer, consumer electronics and home and leisure products over the World Wide Web to consumers and small and medium-sized businesses. The Company was incorporated in September 1997. Prior to the incorporation of the Company, the Parent, beginning on April 1, 1997, funded certain startup and development activities. During 1997, the Company's operating activities related primarily to recruiting personnel, developing the computer infrastructure necessary to conduct live auctions on the Internet, building an operating infrastructure and establishing vendor relationships. From its first auction in December 1997 through December 31, 1998, the Company auctioned over 278,000 merchandise units, registered over 229,000 users and recorded more than 17.8 million visits to its Website. The Company's net loss of $10,169 for 1998 was due in part to a $5,267 non-cash charge for amortization of stock compensation expense related to pre-IPO stock options, and investments in infrastructure as the Company commenced sales operations. The Company expects to continue to experience losses for the foreseeable future as it continues to make significant investments in building its customer base and operating infrastructure.

  Prior to its initial public offering, the Company was a wholly-owned subsidiary of the Parent. The Company was set up as a subsidiary with the intention to function independently from the Parent. To date, the Company has received services provided by the Parent, including administrative (accounting, human resources, legal), warehousing and distribution, Internet/telecom and joint marketing. In consideration for these services, the Parent generally charges the Company its costs plus 10%. Management believes that the amounts charged to the Company have been no less favorable to the Company than costs the Company would have incurred to obtain such services on its own or from unaffiliated third parties. It is estimated that the Company will need to spend approximately $1,750 in capital expenditures to establish itself as an independent company. These expenditures will include warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. The Company expects to fund its purchase of such capital equipment with working capital (including the proceeds from the Offering). In addition, the Company and the Parent expect that the Services Agreement will be terminated upon completion of the Distribution. Thereafter, the Company will have to engage third parties to perform certain administrative and transactional services previously provided b the Parent or have such services performed by Company personnel.

  Due to its dependence on the Parent for funding and certain services, the Company's ability to grow prior to its initial public offering was constrained by the allocation of resources made by the Parent. The Company's growth has also been constrained by its inability to sell and ship products internationally due to contractual restraints on the Parent and because it has been precluded from selling certain lines of merchandise as a result of agreements to which the Parent is subject. For example, certain of the Parent's contractual relationships with manufacturers prevent the Parent and its subsidiaries, including the Company, from selling such manufacturers' computers and computer-related products at discounted prices, which has prevented the Company from obtaining such products on a close-out or refurbished basis and selling them in the Company's auctions. In addition, under the Parent's contractual relationships with certain of its vendors, neither the Parent nor its subsidiaries, including the Company, can sell the vendor's products outside the U.S. As a result of the Distribution, the Company would no longer be subject to these restrictions.

  The Company either purchases the merchandise outright ("purchased inventory") or acquires the rights to sell the merchandise under consignment-type relationships with vendors on a revenue sharing basis ("revenue sharing"). In the case where the Company purchases the merchandise outright, the Company bears both inventory and credit risk. When merchandise is acquired on a revenue sharing basis, title to the inventory passes to the Company only after the sale, the Company invoices the customer and bears the credit and return risks. Under both types of transactions (purchased inventory or revenue sharing), the Company recognizes the full sales amount as revenue upon verification of the credit card transaction authorization and shipment of the merchandise. In instances where the credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped The Company has begun offering credit to certain of its business customers that have been pre-qualified as having appropriate credit ratings, and accordingly, the Company will be required to manage the associated risks of accounts receivable expansion and collection.

  The Company has an extremely limited operating history upon which to base an evaluation of the Company and its business and prospects. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Although the Company has experienced significant growth in revenue since its commencement of operations, there can be no assurance that the Company's revenue will continue at its current level or rate of growth. The Company's revenue depends substantially upon the level of auction activity on its Website. In addition, the Company has relatively low gross margins and plans to increase its operating expenses significantly by increasing the size of its staff, expanding its marketing efforts, purchasing larger volumes of merchandise to be sold at auction and building a larger infrastructure to support planned growth. To the extent that increases in operating expenses precede or are not subsequently followed by increased revenue, the Company's business, results of operations and financial condition will be materially adversely affected. See "Investment Considerations-- Extremely Limited Operating History."

  Beginning in October 1997, the Company granted stock options to attract and retain key employees. These options were exercisable only in the event of a successful initial public offering or sale of the Company. The Company will record a non-cash compensation expense charge of approximately $13,292 in connection with stock options granted prior to the IPO at prices less than the initial public offering price of the Company's Common Stock. The compensation charge will be recognized over the five-year vesting period of such options. Accordingly, the Company recorded a compensation expense of approximately $5,267 in the fourth quarter of 1998. See Note 5 to the financial statements and "Investment Considerations--History of Operating Losses; Accumulated Deficits; Anticipated Losses and Negative Cash Flow."

RESULTS OF OPERATIONS

  Net Revenues. Net revenues are comprised of gross merchandise sales plus shipping income net of returns. The Company held its first auction the last week of December 1997. For the year ended December 31, 1998, net revenues were $48,232. Growth in net revenues was due to significant growth in the Company's customer base, an expanded selection of merchandise offered and an increase in the number of auctions per week. The Company intends to increase traffic to its Website, further allowing it to broaden its customer base, increase the number of auctions per week and expand the selection and number of items offered.

  Gross Profits. Gross profits are comprised of net revenues minus the cost of merchandise, shipping and shipping-related expenses, net of returns. Gross profits for the year ended December 31, 1998 were $3,975. As a percent of net revenues, the Company's gross margin was 8.2% for the year ended December 31, 1998. Gross margin is affected by the Company's ability to cost-effectively source merchandise and attract sufficient traffic to the Company's Website to achieve a favorable balance between the number of bidders and the amount of merchandise auctioned. Merchandise acquired from the Parent represented over 90% of the merchandise sold in the first two months of operations, decreased to approximately 30% in March and April 1998, and represented less than 10% for 1998.

  Operating Expenses. The Company's operating expenses have increased significantly since the Company's Inception. This trend is expected to continue as the Company continues to expand its operations to increase its customer base, enhance its brand name and increase its market share, all of which will require significant increases in marketing and advertising, additional personnel, enhancements to its Website and further development of its infrastructure. To date, the Parent has provided administrative (accounting, human resources, legal), warehousing and distribution, Internet/telecom and joint marketing services to the Company. The cost of these services represented 72% and 21% of the Company's total operating expenses from Inception to December 31, 1997 and for the year ended December 31, 1998, respectively. It is expected that these costs will continue to decline as a percent of total operating expenses and in absolute dollars in the future. After the Distribution, the Company will have to engage third parties to perform certain administrative and transactional services previously provided by the Parent or have such services performed by Company personnel. The Company does not expect that the costs associated with the transition to internal and third party administration and transaction processing will be material.

  Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for sales and marketing personnel. Sales and marketing expenses were $10 and $2,829 from Inception to December 31, 1997 and for the year ended December 31, 1998, respectively. Sales and marketing expenses as a percent of net revenues were 5.9% for the year ended December 31, 1998. These expenses have increased significantly each month of operations due to increasing advertising expenditures and personnel additions. The Company expects sales and marketing expenses to increase significantly in absolute dollars as it endeavors to increase its customer base. The Company has established relationships with a number of online companies, such as AOL, CNET, Wired Digital, MSN/LinkExchange, PCWorld Online and LookSmart to increase its access to online customers and build brand recognition.

  Technology and Development. Technology and development expenses consist primarily of payroll and related expenses for systems personnel who develop the Company's Website and related systems as well as charges from the Parent relating to hosting of the Company's Website and Internet/telecom operations. Technology and development expenses were $66 and $1,022 from Inception to December 31, 1997 and for the year ended December 31, 1998, respectively. Technology and development costs as a percent of net revenues were 2.1% for the year ended December 31, 1998. In addition to the expenses in 1997, the Company capitalized $267 relating to the development of the core software for the Website. These costs are being amortized over three years. The increase in technology and development expenses during 1998 was primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of the Company's Website and related systems. The Parent has been responsible for hosting the Company's Website and for Internet/telecom operations. The Parent has charged the Company rates that management believes are no less favorable than that which could be obtained from a third party.

  General and Administrative. General and administrative expenses consist primarily of credit card processing, payroll and related expenses, warehousing and distribution, merchandising, customer service, accounting and administration, executive and other general corporate expenses. General and administrative expenses were $212 and $4,856 for the period from Inception to December 31, 1997 and for the year ended December 31, 1998, respectively. General and administrative expenses as a percent of net revenues were 10.1% for the year ended December 31, 1998. The Parent supplied general and administrative services for warehousing and distribution, credit card processing, accounting and benefits administration. Although the Parent will continue to supply certain general and administrative services to the Company until the Distribution, the current warehousing and distribution services conducted by the Parent were assumed by the Company in July 1998 pursuant to a sublease agreement between the Company and the Parent. The Parent charged the Company rates that were no less favorable than what a third party would have charged. General and administrative expenses have increased during 1998 primarily due to hiring additional personnel and related costs to support increased sales such as credit card processing and distribution costs. The Company expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its operations.

  Stock Option Compensation Expense. Prior to the Offering, the Company had granted 1,038,278 options to purchase Common Stock at prices less than the $15.00 per share Offering price. The completion of the Offering on December 4, 1998 caused a new measurement date to occur, requiring the Company to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. Based upon the difference between the IPO price of $15.00 per share and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, the total compensation charge will be approximately $13,292, which will be amortized over the vesting periods of the outstanding options. Approximately $5,267 of this charge to compensation was recognized in December 1998.

  Income Taxes. The Company records its income tax provision on a separate return basis. The Company had a net loss since Inception in 1997 and expects to incur losses for the foreseeable future. No benefit for income taxes was provided in 1997 or 1998 due to the uncertainty of realization of these benefits in future years.

  Net Loss. Based on the foregoing information, the Company had a net loss of $313 and $10,169 for the period from Inception to December 31, 1997 and for the year ended December 31, 1998, respectively. In the year ended December 31, 1998 the loss from operations before the non-cash stock option compensation expense was $4,732, and the stock option compensation expense totaled $5,267.

LIQUIDITY AND CAPITAL RESOURCES

  From Inception until its December 1998 initial public offering, the Company financed its operations with advances from the Parent and cash flow from operations. Net cash (used in) operating activities were ($340) and ($108) for the period from Inception to December 31, 1997 and for the year ended December 31, 1998, respectively. For 1997, the net cash used in operating activities was primarily attributable to the net loss of $313. For the year ended December 31, 1998, the net cash used in operating activities was primarily due to the net loss of $4,732, (before the non-cash stock option compensation expense), an increase in accounts receivable of $614, a net increase in inventory of $7,233 offset by an increase in accounts payable of $9,014, short-term advances from the Parent of $1,277 and various accrued expenses of $2,371.

  Cash flows provided by (used in) investing and financing activities were ($340) and $26,161 for 1997 and the year ended December 31, 1998, respectively. In 1997, investing activities were for the capitalization of software development. In 1998, financing activities included the proceeds of the initial public offering of $23,847 and advances from the Parent of $2,661, offset by purchases of equipment of $347.

  The Company anticipates that it will have negative cash flows for the foreseeable future. The Parent advanced the Company cash for its operations until the consummation of its December 1998 initial public offering. Upon consummation of the Offering, these advances were converted into a note repayable to the Parent. The outstanding balance on the note bears interest at the prime rate and will be repaid in June 2000. Interest expense was $26 and $244 for 1997 and the twelve months ended December 31, 1998, respectively. Net proceeds from the IPO are being used for working capital needs to include advertising and brand development for growth, as well as development of the Company's infrastructure. It is estimated that the Company will need to spend approximately $1,750 in capital expenditures to establish itself as an independent company. These expenditures will include warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. The Company expects to fund its purchase of such capital equipment with working capital.

  The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business. Consequently, the Company does not anticipate paying any cash dividends on its Common Stock to its stockholders for the foreseeable future. In addition, it is probable that any debt financing agreements to be entered into by the Company will contain restrictions on the Company's ability to declare dividends.

  The Company believes that the net proceeds from its initial public offering will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months, although the Company may seek to raise additional capital during that period. There can be no assurance the Company will not require additional funds prior to the expiration of such 12 month period. Even if such additional funds are not required, the Company may seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to the Company's stockholders.

Year 2000 Systems Costs

  Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data when the year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed "year 2000 compliant."

  The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, the Company has established an internal project team comprised of all functional disciplines. This project team has begun a three-phase process of identifying internal systems (both information technology and non-information technology systems) that are not year 2000 compliant, determining their significance in the effective operation of the Company, and developing plans to resolve the issues where necessary. The Company has been communicating with the suppliers and others with whom it does business to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern. However, if such third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on the Company.

  Initial review of the Company's principal transaction processing software through which nearly all of the Company's business is transacted has determined it to be year 2000 compliant and, as such, the Company does not anticipate any material adverse operational issues to arise. The Company has completed 75% of its year 2000 assessment for critical systems and plans to complete its assessment by the end of the second quarter of 1999. The Company plans to implement corrective solutions before the end of the third quarter of 1999. To date, the costs incurred by the Company with respect to this project are approximately $10. Based on current estimates, management expects that the Company's total costs in connection with its year 2000 compliance project will be approximately $500 and will be financed from general corporate funds; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised of external consulting fees and software upgrades. The redeployment of internal data processing resources is not expected to materially delay any significant projects.

  The Company believes its auction software to be year 2000 compliant; however, full compliance of the auction software will be verified by an external consultant no later than the end of the third quarter of 1999. The Company currently runs various third party applications that require year 2000 updates. These are available and are expected to be implemented no later than the end of the third quarter of 1999. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create such contingency plan. Upon completion of this project, if systems material to the Company's operations have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's financial instruments include cash and government repurchase agreements at fixed rates. At March 23, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. The Company has not entered into any derivative financial instruments. The Company does not have any foreign currency exposure because it does not transact business in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report. The financial statement schedules required under Regulation S-X are filed pursuant Item 14 of this Report, beginning on page F-14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 regarding directors is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders under the caption "Election of Directors." The information relating to the Company's executive officers is included under the heading "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information relating to compensation of executive officers and directors required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Election of Directors--Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders under the caption "Certain Relationships and Related
Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
 (a)(1) Financial Statements and Report of Ernst & Young LLP,
        Independent Auditors

        Report of Independent Auditors..................................    F-2

        Financial Statements:

        Balance Sheets as of December 31, 1998 and 1997.................    F-3

        Statements of Operations for the period April 1, 1997
        (Inception) to December 31, 1997 and the year ended December 31,
        1998............................................................    F-4

        Statements of Cash Flows for the period April 1, 1997
        (Inception) to December 31, 1997 and the year ended December 31,
        1998............................................................    F-5

        Statements of Changes in Stockholders' Equity (Deficit) for the
        period April 1, 1997 (Inception) to December 31, 1997 and the
        year ended December 31, 1998....................................    F-6

        Notes to Financial Statements...................................    F-7

 (a)(2) Schedule II--Valuation and Qualifying Accounts..................   F-14

 (b)    Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the period covered by this Report.

 (c)    Exhibits

        The Exhibit Index appearing on page 48 of this Report is incorporated into this Item 14(c) by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UBID, INC.

Dated: March 29, 1999                  By: /s/ Gregory K. Jones
                                          -------------------------------------
                                          Gregory K. Jones
                                          Chairman of the Board, President and
                                          Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/  Gregory K. Jones          Chairman of the Board,          March 29, 1999
____________________________________ President and Chief
          Gregory K. Jones           Executive Officer (Principal
                                     Executive Officer)

      /s/  Thomas E. Werner          Vice President and Chief        March 29, 1999
____________________________________ Financial Officer (Principal
          Thomas E. Werner           Financial and Accounting
                                     Officer)

      /s/  Frank F. Khulusi          Director                        March 29, 1999
____________________________________
          Frank F. Khulusi

      /s/  Howard A. Tullman         Director                        March 29, 1999
____________________________________
         Howard A. Tullman

      /s/  Norman H. Wesley          Director                        March 29, 1999
____________________________________
          Norman H. Wesley

       /s/  Mark C. Layton           Director                        March 29, 1999
____________________________________
           Mark C. Layton

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3.1**  Restated Certificate of Incorporation of the Company

  3.2**  Amended and Restated By-Laws of the Company

  4.1**  Form of the Company's Common Stock Certificate

  4.2** Registration Rights Agreement by and between the Company and the Parent, dated as of December 7, 1998

  4.3**  Registration Rights Agreement by and between the Company and Frank
         Khulusi and Sam Khulusi, dated as of December 7, 1998

 10.1** Separation and Distribution Agreement by and between the Company and Parent dated as of December 7, 1998

 10.2** Services Agreement by and between the Company and Parent, dated as of December 7, 1998

 10.3 Tax Indemnification and Allocation Agreement by and between the Company and Parent, dated as of December 7, 1998, as amended

 10.4** Joint Marketing Agreement by and between the Company and the Parent, dated as of December 7, 1998

 10.5** Internet/Telecommunications Agreement by and between the Company and the Parent, dated as of December 7, 1998

 10.6**  Employment Agreement between the Company and Gregory K. Jones*

 10.7**  uBid, Inc. 1998 Stock Incentive Plan*

 10.8** Sublease Agreement between the Company and the Parent, dated as of July 1, 1998

 10.9    [intentionally omitted]

 10.10** Agreement Restricting Transfer of Assets and Letter Agreement dated as of September 23, 1998 by and between Deutsche Financial Services
         Corporation and the Parent and the Company

 10.11** Letter Agreement dated November 30, 1998 by and between the Parent and
         Paul Colton

 10.12** Letter Agreement dated September 9, 1998 by and between the Parent and
         David Matthews

 10.13** Assignment and License Agreement by and between the Company and the Parent, dated as of November 30, 1998

 10.14   Form of Indemnification Agreement, entered into as of February 12,
         1999, between the Company and each of its directors and executive officers

 23      Consent of Ernst & Young LLP

 27      Financial Data Schedule (for Commission use only)

--------
 * The referenced exhibit is a compensatory contract, plan or arrangement.
** Incorporated by reference to the exhibit with the same number to the Company's Registration Statement on Form S-1 (No. 333-58477), on file with the Securities and Exchange Commission.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Auditors........................................... F-2

Balance Sheets as of December 31, 1997 and December 31, 1998............. F-3

Statements of Operations for the Period April 1, 1997 (Inception) to
 December 31, 1997 and the Year Ended December 31, 1998.................. F-4

Statements of Cash Flows for the Period April 1, 1997 (Inception) to
 December 31, 1997 and the Year Ended December 31, 1998.................. F-5

Statements of Changes in Stockholders' Equity (Deficit) for the Period
 April 1, 1997 (Inception) to December 31, 1997 and the Year Ended
 December 31, 1998....................................................... F-6

Notes to Financial Statements............................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
uBid, Inc.
Elk Grove Village, IL

  We have audited the accompanying balance sheets of uBid, Inc. as of December 31, 1997 and 1998, and the related statements of operations, cash flows and changes in stockholders' equity for the period from April 1, 1997 (Inception) to December 31, 1997 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of uBid, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from April 1, 1997 (Inception) to December 31, 1997 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
January 22, 1999

                                   UBID, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------  -------
ASSETS
Current assets:
Cash..........................................................  $  --   $26,053
Accounts receivable, net of allowances of $20 at December 31,
 1998.........................................................       9      623
Merchandise inventories.......................................       2    7,235
Prepaid expenses and other....................................      20      195
                                                                ------  -------
    Total current assets......................................      31   34,106
Fixed assets, net.............................................     327      519
                                                                ------  -------
    Total assets..............................................  $  358  $34,625
                                                                ======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable..............................................  $  --   $ 9,013
Accrued expenses and other current liabilities................     --     2,371
Due to Parent.................................................     --     1,277
                                                                ------  -------
    Total current liabilities.................................     --    12,661
Note payable to the Parent....................................     670    3,331
                                                                ------  -------
Stockholders' equity (deficit):
Preferred Stock; $.001 par value; 5,000,000 shares authorized;
 no shares issued or outstanding..............................     --       --
Common Stock; $.001 par value; 20,000,000 shares authorized;
 7,329,833 shares issued and outstanding as of December 31,
 1997 and 9,146,833 shares issued and outstanding as of
 December 31, 1998............................................       1        2
Additional paid-in-capital....................................     --    37,138
Deferred compensation.........................................     --    (8,025)
Accumulated deficit...........................................    (313) (10,482)
                                                                ------  -------
    Total stockholders' equity (deficit)......................    (312)  18,633
                                                                ------  -------
    Total liabilities and stockholders' equity (deficit)......  $  358  $34,625
                                                                ======  =======

                     See notes to the financial statements.

                                   UBID, INC.

                            STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    PERIOD FROM
                                                   APRIL 1, 1997
                                                   (INCEPTION) TO  YEAR ENDED
                                                    DECEMBER 31,  DECEMBER 31,
                                                        1997          1998
                                                   -------------- ------------
Net revenues......................................   $       9     $  48,232
Cost of revenues..................................           8        44,257
                                                     ---------     ---------
Gross profit......................................           1         3,975
Operating expenses:
  Sales and marketing.............................          10         2,829
  Technology and development......................          66         1,022
  General and administrative......................         212         4,856
                                                     ---------     ---------
    Total operating expenses......................         288         8,707
                                                     ---------     ---------
Loss from operations before stock based
 compensation.....................................        (287)       (4,732)
Stock based compensation..........................         --          5,267
                                                     ---------     ---------
Loss from operations..............................        (287)       (9,999)
Interest income...................................         --            (74)
Interest expense to Parent........................          26           244
                                                     ---------     ---------
Loss before income taxes..........................        (313)      (10,169)
Provision for income taxes........................         --            --
                                                     ---------     ---------
Net loss..........................................   $    (313)    $ (10,169)
                                                     =========     =========
Basic and diluted net loss per share..............   $   (0.04)    $   (1.36)
                                                     =========     =========
Shares used to compute basic and diluted net loss
 per share........................................   7,329,883     7,461,061


                     See notes to the financial statements.

                                   UBID, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     PERIOD FROM
                                                    APRIL 1, 1997
                                                    (INCEPTION) TO  YEAR ENDED
                                                     DECEMBER 31,  DECEMBER 31,
                                                         1997          1998
                                                    -------------- ------------
Cash flows from operating activities:
  Net loss.........................................     $ (313)      $(10,169)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization....................          4            155
  Non cash compensation expense....................        --           5,267
  Changes in operating assets and liabilities:
    Accounts receivable, net.......................         (9)          (614)
    Prepaid expenses...............................        (20)          (175)
    Merchandise inventories, net...................         (2)        (7,233)
    Accounts payable...............................        --           9,013
    Advances from Parent, short term...............        --           1,277
    Accrued expenses and other current
     liabilities...................................        --           2,371
                                                        ------       --------
Net cash (used in) provided by operating
 activities........................................       (340)          (108)
Cash flows from investing activities:
  Purchases of property and equipment..............       (331)          (347)
                                                        ------       --------
Net cash used in investing activities..............       (331)          (347)
Cash flows from financing activities:
  Issuance of common stock to the Parent...........          1            --
  Advances from the Parent.........................        670           (670)
  Note payable to the Parent.......................        --           3,331
  Proceeds from initial public offering of common
   stock...........................................        --          23,847
                                                        ------       --------
Net cash provided by financing activities..........        671         26,508
                                                        ------       --------
Net change in cash and cash equivalents............        --          26,053
Cash and cash equivalents at beginning of period...        --             --
                                                        ------       --------
Cash and cash equivalents at end of period.........     $  --        $ 26,053
                                                        ======       ========

                     See notes to the financial statements.

                                   UBID, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                          COMMON STOCK  ADDITIONAL
                          -------------  PAID-IN     DEFERRED   ACCUMULATED
                          SHARES AMOUNT  CAPITAL   COMPENSATION   DEFICIT    TOTAL
                          ------ ------ ---------- ------------ ----------- --------
Issuance of common stock
 to the Parent..........  7,330  $   1    $  --      $   --      $    --    $      1
Net loss for the
 period.................    --     --        --          --          (313)      (313)
                          -----  -----   -------     -------     --------   --------
Balance at December 31,
 1997...................  7,330  $   1   $   --      $   --      $   (313)  $   (312)
Issuance of common stock
 in IPO.................  1,817      1    23,846         --           --      23,847
Stock based
 compensation...........    --     --     13,292     (13,292)         --         --
Amortization of stock
 based compensation.....           --        --        5,267          --       5,267
Net loss for the year...    --     --        --          --       (10,169)   (10,169)
                          -----  -----   -------     -------     --------   --------
Balance at December 31,
 1998...................  9,147  $   2   $37,138     $(8,025)    $(10,482)  $ 18,633
                          =====  =====   =======     =======     ========   ========



                     See notes to the financial statements.

                                  UBID, INC.

                         NOTES TO FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

  uBid is engaged in the retail sale of excess merchandise, including close-out and refurbished products, utilizing an interactive online auction. The Company currently specializes in selling primarily brand name computer, consumer electronics and home and leisure products over the World Wide Web to consumers and small and medium-sized businesses.

  The Company, a majority-owned, indirect subsidiary of Creative Computers, Inc. ("Parent"), a publicly-traded corporation, was incorporated on September 19, 1997. Beginning on April 1, 1997 ("Inception"), prior to the formation of the Company, the Parent began funding certain startup and development costs related to the Company's business. For the period from Inception to September 19, 1997, incorporation of the Company, such costs aggregated approximately $127 of which approximately $49 were capitalized. The net loss for the period Inception to September 19, 1997 was approximately $78. On September 19, 1997, assets and liabilities related to the Company were recorded by the Company at the Parent's basis. The financial statements have been prepared as if the Company operated as a stand-alone entity since Inception.

REVENUE RECOGNITION

  The Company sells merchandise from vendors under one of two types of sales transactions. The Company either purchases merchandise and sells it to customers or sells merchandise to customers under consignment-type revenue sharing agreements with vendors. For the year ended December 31, 1998, the Company's sales of purchased inventory comprised approximately 96% of revenues, with consignment-type revenue sharing representing approximately 4% of revenues.

CASH EQUIVALENTS

  All highly liquid debt instruments purchased with a maturity of three months or less are considered cash equivalents.

SALES-PURCHASED INVENTORY

  For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the auction, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable. The Company recognizes the gross sales amount as revenue upon verification of the credit card transaction authorization and shipment of the merchandise. In instances where the credit card authorization has been received but the merchandise has not yet been shipped, the Company defers revenue recognition until the merchandise is shipped. The Company had no deferred revenue at December 31, 1997 or December 31, 1998.

SALES-REVENUE SHARING AGREEMENTS

  For sales of merchandise under revenue sharing agreements, the Company either takes physical possession of the merchandise or the vendor retains physical possession of the merchandise. In either case, the Company is not obligated to take title to the merchandise nor does it take title unless it successfully sells the merchandise at auction. Upon completion of an auction, the Company purchases the inventory, takes title to the merchandise, charges the customer's credit card and either ships the merchandise directly or arranges for a third party to complete delivery to the customer. The Company records the gross sales amount as revenue upon verification of the credit card authorization and shipment of the merchandise. In instances where credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped. The Company had no deferred revenue at December 31, 1997 or December 31, 1998.

                                  UBID, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


MERCHANDISE RETURN POLICY

  The Company's return policy is that merchandise sold by the Company is sold on an "as is" basis and is not returnable. However, the Company, although not obligated to do so, may accept merchandise returns if a product is defective or does not conform to the specifications of the item sold at auction, and attempts to work with its customers to resolve complaints about merchandise. The Company provides for allowances for estimated future returns at the time of shipment based on historical experience.

MERCHANDISE INVENTORY

  The Company accounts for merchandise inventory under the first-in first-out method. Inventory is carried at lower of cost or market.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets which range from three to five years.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

  The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. The Company has recognized no such losses.

SOFTWARE DEVELOPMENT COSTS

  In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage and amortized over three years. During the period ended December 31, 1997 and the year ended December 31, 1998, $39 and $0 was expensed, respectively. As of December 31, 1997 and December 31, 1998, capitalized software net of accumulated amortization was $264 and $176, respectively.

ADVERTISING COSTS

  Advertising costs are charged to expense as incurred. Advertising expense was $0 and $2,669 for the periods ended December 31, 1997 and December 31, 1998, respectively.

INCOME TAXES

  Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

  The operations of the Company are included in the consolidated tax return of the Parent. The tax provision presented in these financial statements was determined as if the Company filed a separate return.

ACCOUNTING FOR STOCK-BASED COMPENSATION

  The Company accounts for stock options as prescribed by APB Opinion No. 25 and includes pro forma information in the Stock options footnote, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

                                  UBID, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


NET LOSS PER SHARE

  Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the periods ended December 31, 1997 and December 31, 1998, options to purchase 458,118 and 1,107,278 common shares were anti-dilutive and have been excluded from the weighted average share computation.

CONCENTRATION OF CREDIT RISK

  Financial instruments that potentially subject the Company to a concentration of credit risk consist of accounts receivable from individuals and merchants located in the United States. Sales are generally made through credit cards and are pre-approved. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and potential credit losses. Such losses have been immaterial.

CONCENTRATION OF VENDORS

  The Company is dependent upon vendors to supply it with merchandise for sale through the Company's Internet auctions. For the period from Inception to December 31, 1997 one vendor, the Parent, accounted for approximately 100% of net revenues from related product sales. For the twelve-month period ended December 31, 1998, the Parent accounted for approximately 6% of net revenues from related product sales.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

STOCK SPLITS

  On June 25, 1998, the Company effected a 100,000-for-1 split of its common stock. On November 30, 1998, the Company effected a .7329883-for-1 reverse split of its common stock. All common shares and per share data have been retroactively adjusted to reflect these stock splits.

2. FIXED ASSETS

  Fixed assets consist of the following:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1998
                                                      ------------ ------------
   Computer, machinery and equipment.................    $  64        $ 372
   Computer software.................................      267          306
                                                         -----        -----
                                                           331          678
   Less accumulated depreciation and amortization....       (4)        (159)
                                                         -----        -----
                                                         $ 327        $ 519
                                                         =====        =====

                                  UBID, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


3. RELATED PARTY TRANSACTIONS

  Since Inception, the Parent has provided advances to the Company for working capital and fixed asset purchases of $670 and $3,331 through December 31, 1997 and December 31, 1998, respectively. Upon consummation of the Offering the $3,331 was converted to a note payable to the Parent. The outstanding balance on the note bears interest at the prime rate and will be repaid in June 2000. Interest expense on intercompany advances and notes payable was $26 and $244 for the period ended December 31, 1997 and the year ended December 31, 1998, respectively. In addition, from the date of the IPO until December 31, 1998, the Parent advanced the Company an additional $1,277 in short-term non-interest bearing advances. The advances relate to cash disbursements made by the Parent on behalf of the Company during the transition period while the Company establishes its own cash management programs. These advances are settled on at least a monthly basis. During the transition period, the Company will continue to participate in the Parent's cash management process. In connection therewith, cash receipts related to the Company's business are applied directly to reduce the Advances from the Parent.

  In addition, the Parent provides various services such as administration (accounting, human resources, legal), warehousing and distribution, Internet/telecom and joint marketing to the Company. In consideration for those services, the Parent has historically allocated a portion of its overhead costs related to such services to the Company. The charges for these services were:

                                                      PERIOD FROM
                                                     APRIL 1, 1997
                                                     (INCEPTION) TO  YEAR ENDED
                                                      DECEMBER 31,  DECEMBER 31,
                                                          1997          1998
                                                     -------------- ------------
   Administrative..................................       $ 36         $  481
   Warehousing and distribution....................        --             550
   Internet/telecom and joint marketing............        172            773
                                                          ----         ------
                                                          $208         $1,804
                                                          ====         ======

  Administration costs for services provided by the Parent to the Company were determined by identifying all of the Parent's personnel who supported the Company. Their pay, based on the number of hours of service provided, benefits, plus an allocation of overhead, was used to calculate these costs. Credit card processing for transactions above a certain dollar amount was based on $1.50 per order. Prior to June 30, 1998, warehousing and distribution was charged at $4.00 per order and was based on the Parent's fully burdened cost per order for warehousing and distribution. Effective July 1, 1998 the Company began subleasing 50,000 square feet of warehouse space from the Parent at the Parents marginal cost. In October 1998, the sublease was increased to 100,000 square feet on the same terms. The Company is also charged a pro-rata share, based on square footage, of the warehouse utilities, property taxes, and other warehouse costs. Direct labor to operate the warehouse was charged directly to the Company. Internet/telecom service costs includes an allocation of monthly depreciation for all hardware and software based on usage by the Company, as well as monthly rates for telecommunication expenses consumed by the Company. Management asserts that the methods to identify and allocate costs to the Company for these services provided by the Parent are reasonable.

  The Company and the Parent entered into on or prior to the consummation of the IPO, certain agreements governing various interim and ongoing relationships, including subleasing a portion of the Parent's warehouse, between the Company and the Parent after the completion of the anticipated IPO and subsequent Distribution. The terms of such agreements generally provide for services to be rendered by the Parent similar to those described above. The costs of general accounting services, payroll and benefits administration, and internet/telecommunications are charged based on the Parent's cost plus 10%. Credit services are charged at

                                  UBID, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

$1.50 per transaction. For warehousing and distribution, effective July 1, 1998, the Company is subleasing a portion of the Parent's distribution facility pursuant to a sublease agreement and is being charged a pro rata portion of the Parent's occupancy costs for this facility. Pursuant to the Sublease Agreement, future minimum lease payments to the Parent are $275 annually in 1999 through 2002 and $206 in 2003. The rates or amounts to be paid by the Company under these agreements are not expected to be materially different than the rates or amounts currently being charged to the Parent. The agreement pursuant to which the Parent provides the Company with certain administrative and transactional services will be terminated upon completion of the Separation and the Distribution.

  One of the Company's directors also serves as an officer and a director of the Parent.

4. INCOME TAXES

  No tax benefit has been provided for the periods ended December 31, 1997 and December 31, 1998 pretax losses due to the uncertainty of realization of these benefits in future years.

  The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate to income (loss) before income taxes due to the effects of the following:

                                                               DECEMBER 31,
                                                               ---------------
                                                                1997     1998
                                                               ------   ------
   Expected taxes at federal statutory tax rate...............     34%      34 %
   Nonrecognition of tax benefits.............................    (34)     (34)
                                                               ------   ------
                                                                   -- %     -- %
                                                               ======   ======

  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                               ---------------
                                                                1997     1998
                                                               ------   ------
   Deferred tax assets:
   Start-up and development costs............................. $  105   $   84
     Net operating loss.......................................     10    1,990
     Stock based compensation.................................     --    2,107
     Other....................................................     10       12
                                                               ------   ------
                                                                  125    4,193
                                                               ------   ------
     Valuation allowance......................................   (125)  (4,193)
                                                               ======   ======
                                                               $   --   $  --
                                                               ======   ======

  The cumulative amount of the deferred tax attributes for the Company at December 31, 1997 and 1998 is $125 and $4,193, respectively. Of this amount $10 and $1,990 relates to the total cumulative net operating losses incurred by the Company through December 31, 1997 and 1998, respectively.

5. EMPLOYEE BENEFITS

401(K) SAVINGS PLAN

  The Parent has a 401(k) Savings Plan which covers substantially all Company full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other

                                  UBID, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

limitations specified by the Internal Revenue Code). Administrative and matching costs, which are charged to the Company by the Parent, were not significant for the period from Inception to December 31, 1997 and for the twelve-month period ended December 31, 1998.

EMPLOYEE STOCK OPTION PLANS

  The Company has granted non-qualified options to certain employees and directors of the Company to purchase common stock. Each option agreement provides that options may not be exercised prior to the earlier of (i) the day following the distribution of all Company stock held by the Parent to its shareholders or (ii) 18 months from the closing date of the Company's IPO. Accordingly, no options were exercisable at December 31, 1998.

  The terms of the options provide for vesting, generally over a 5-year period, except for options to purchase 183,247 shares of common stock at December 31, 1998 which vested as to the first 20% of the shares covered by such options upon completion of the Company's IPO. The options expire 10 years from the date of grant.

  The following table summarizes stock option activity:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        NUMBER    EXERCISE PRICE
                                                       ---------  --------------
   Granted............................................   458,118      $0.27
   Canceled...........................................       --
   Exercised..........................................       --
                                                       ---------
     Outstanding at December 31, 1997.................   458,118      $0.27
   Granted............................................   651,725      $4.62
   Canceled...........................................    (2,565)     $0.27
   Exercised..........................................       --
                                                       ---------
     Outstanding at December 31, 1998................. 1,107,278      $2.79
                                                       ---------

  The options outstanding at December 31, 1997 all have an exercise price of $0.27. Of the options granted during the year ended December 31, 1998, options to purchase 370,526, 18,325, 109,948, 1,832, 79,529 and 69,000 common shares are outstanding and have exercise prices of $0.27, $6.82, $8.87, $10.20, $11.79 and $15.00, respectively. Options at December 31, 1998 have a weighted average estimated remaining life of 5.95 years.

  The Company commenced its IPO on December 4, 1998 causing a measurement date to occur and requiring the Company to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. Based upon the difference between the IPO price of $15.00 per share and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, the total compensation charge will be approximately $13.3 million, which will be recognized over the vesting period, approximately $5.3 million of which was recognized in December 1998.

                                  uBid, Inc.

                       (in thousands, except share data)


  The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the minimum value method for those options granted prior to the IPO, and the Black-Scholes option pricing method for those options issued concurrent with the IPO, with the following weighted average assumptions:


                                                  Minimum Value  Black-Scholes
                                                   Assumptions    Assumptions
                                                  -------------  -------------
   Risk free interest rate...................         6.3%           4.89%
   Expected dividend yield...................         none           none
   Expected lives............................         6 years        6 years
   Expected volatility.......................         100%           142%

  The weighted average grant date fair values of options granted during the twelve months ended December 31, 1998 and the period from Inception to December 31, 1997 were $4.03 and $0.08, respectively.

  Had the Company accounted for stock options under SFAS No. 123, reported net loss for the year ended December 31, 1998 would have been $5,172 and net loss per share would have been $0.69. The effect of applying SFAS No. 123 on net income and earnings per share is not likely to be representative of the effect on reported net income and earnings per share for future years.


1998 Stock Incentive Plan

  In August 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan") and reserved 1,832,470 shares of common stock for issuance thereunder. The plan authorized the award of options, stock appreciation rights, restricted stock awards and performance based stock awards (each an "Award"). The maximum number of shares with respect to options and stock appreciation rights granted to any employee in any fiscal year is 476,442 shares. Options granted under the Plan may be either incentive stock options ("ISOs") or non-qualified stock options ("NSOs"). ISOs may be granted only to employee (including officers and directors who are also employees). Awards other than ISOs may be granted to employees, directors and consultants, as defined.

  Options under the Plan may be granted for periods up to ten years and at prices no less than 85% of the fair value of the shares on the date of grant provided, however, that the exercise price of an ISO may not be less than 100% of the fair market value of the shares on the date of grant and the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant.

  There have been no options granted under the 1998 Plan through December 31, 1998.

6. Initial Public Offering of Common Stock

  In December 1998, the Company completed its Initial Public Offering of 1,817,000 shares common stock ("IPO"). Based on the offering price of $15.00 per share, the gross proceeds from the offering were $27,255. After commissions paid to the underwriters, and other offering costs, the net proceeds were $23,846. Following the completion of the IPO, the Parent owns approximately 80% of the Company's outstanding common stock and as a result, continues to control the Company. The Parent also announced that, subsequent to the completion of the IPO, it intends to distribute to the Parent's shareholders in 1999, subject to certain conditions and consents, all of the Parent's remaining equity interest in the Company.

7. Segment Information

  In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement requires companies to
                                  uBid, Inc.

                       (in thousands, except share data)

report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products or services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. The statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that the Company has several operating segments, however only one reportable segment. The following discussion sets forth the required single segment information.

  The Company operates as a single reportable segment as an online auction for computer, consumer electronics and housewares, and sports and recreation products in the United States. The Company's revenues are divided into two categories; sales of merchandise that has been purchased by the Company (approximately 96% of revenues) and sales of merchandise under consignment-type revenue sharing agreements with vendors (approximately 4% of revenues). The Company sources its products from over 150 vendors and offers, on average, over 1,000 items in each of its auctions. Product offerings are divided into the following four categories, with their corresponding percentage of net revenues for the year ended December 31, 1998:

   Computer Products - including desktops, portable computers, computer        83%
   accessories, disk drives, modems, monitors/video equipment, components, printers, scanners, digital cameras, software and home office products.

   Consumer Electronics - including home theater equipment, home audio         11%
   equipment, speakers, televisions, camcorders, VCR's, DVD players, portable audio players and automobile audio equipment.

   Housewares - including kitchen appliances, vacuum cleaners, personal care   6%
   devices, furniture, gifts, photography, jewelry and sunglasses.

   Sports and Recreation - including sports memorabilia, golf and tennis,      0%
   health and fitness, outdoor sports, bicycles, water sports, and team sports equipment.

   All of the Company's revenues in 1997 were in the computer products category.

                                  SCHEDULE II

                                  UBID, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             PERIOD APRIL 1, 1997 (INCEPTION) TO DECEMBER 31, 1997
                     AND THE YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                  BALANCES AT  ADDITIONS               BALANCE
                                   BEGINNING    CHARGED                AT END
                                   OF PERIOD  TO OTHER (1) DEDUCTIONS OF PERIOD
                                  ----------- ------------ ---------- ---------
Year Ended December 31, 1998:
Allowances for doubtful
 accounts--trade receivables....      $ 0         $20         $ 0        $20
                                      ===         ===         ===        ===
Period April 1, 1997 (Inception)
 to December 31, 1997:
Allowances for doubtful
 accounts--trade receivables....      $ 0         $ 0         $ 0        $ 0
                                      ===         ===         ===        ===

--------
(1) The amount represents the allowance for doubtful accounts balance on the balance sheet for uBid at the end of the 1998 fiscal year.