Form 10-Q
period 1999-03-31
UBID INC
filed 1999-05-17
CIK 1064710

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____.

     Commission File Number:   000-25119


                                  uBID, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                     33-0775328
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

            2525 Busse Road
      Elk Grove Village, Illinois
            (847) 860-5000                                 60007
(Address of principal executive offices                  (Zip Code)
         and telephone number)

             Securities registered under Section 12(b) of the Act:

      Title of each class:          Name of Exchange on which registered:
      --------------------          -------------------------------------
             None                                     N/A

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [_]

As of May 12, 1999, there were 9,146,833 shares of Common Stock ($.001 par value) outstanding.

                                   uBID, INC.
                                   FORM 10-Q

                                     INDEX
                                     -----

                                                                                           Page No.
                                                                                           --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

              Balance Sheets as of December 31, 1998 and March 31, 1999 (Unaudited).....       3

              Statements of Operations for the Three Months Ended March 31, 1998 and
              1999 (Unaudited)..........................................................       4

              Statements of Cash Flows for the Three Months Ended March 31, 1998 and
              1999 (Unaudited)..........................................................       5

              Notes to Financial Statements (Unaudited).................................       6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
               of Operations............................................................       8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................      29

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................      29

SIGNATURES..............................................................................      30

EXHIBIT INDEX...........................................................................      31

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   uBid, Inc.

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                            December 31,       March 31,
                                                                            -----------     --------------
                                                                               1998              1999
                                                                            -----------     --------------
ASSETS                                                                                        (unaudited)
Current assets:
Cash.................................................................          $ 26,053        $ 25,909
Accounts receivable, net of allowances of $20 and $41, respectively..               623             482
Merchandise inventories..............................................             7,235           7,981
Prepaid expenses and other...........................................               195             164
                                                                               --------        --------
   Total current assets..............................................            34,106          34,536
Fixed assets, net....................................................               519           1,165
                                                                               --------        --------
   Total assets......................................................          $ 34,625        $ 35,701
                                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.....................................................          $  9,013        $ 12,275
Accrued expenses and other current liabilities.......................             2,371           3,019
Due to Parent........................................................             1,277             910
                                                                               --------        --------
   Total current liabilities.........................................            12,661          16,204
Note payable to the Parent...........................................             3,331           3,331
Stockholders' equity (deficit):
Preferred Stock; $.001 par value; 5,000,000 shares
 authorized; no shares issued or outstanding.........................                --              --

Common Stock; $.001 par value; 20,000,000 shares authorized;
9,146,833 shares issued and outstanding as of December 31, 1998
and March 31, 1999, respectively.....................................                 2               2
Additional paid-in-capital...........................................            37,138          37,138
Deferred compensation................................................            (8,025)         (7,140)
Accumulated deficit..................................................           (10,482)        (13,834)
                                                                               --------        --------
   Total stockholders' equity (deficit)..............................            18,633          16,166
                                                                               --------        --------
   Total liabilities and stockholders' equity (deficit)..............          $ 34,625        $ 35,701
                                                                               ========        ========

                                   uBid, Inc.

                            STATEMENTS OF OPERATIONS
                 (unaudited, in thousands, except share data)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                          -------------------------
                                                                             1998           1999
                                                                          ----------     ----------
Net revenues....................................................          $    2,075     $   34,314
Cost of revenues................................................               1,891         31,337
                                                                          ----------     ----------
Gross profit....................................................                 184          2,977
Operating expenses:
   Sales and marketing..........................................                 144          2,660
   Technology and development...................................                 142            644
   General and administrative...................................                 762          2,341
   Stock based compensation.....................................                  --            885
                                                                          ----------     ----------
       Total operating expenses.................................               1,048          6,530
Loss from operations............................................                (864)        (3,553)
Interest income.................................................                  --           (271)
Interest expense to Parent......................................                  31             70
                                                                          ----------     ----------
              Net interest expense (income).....................                  31           (201)
                                                                          ----------     ----------
Loss before income taxes........................................                (895)        (3,352)
Provision for income taxes......................................                  --             --
                                                                          ----------     ----------
Net loss........................................................          $     (895)    $   (3,352)
                                                                          ==========     ==========
Basic and diluted net loss per share............................               $(.12)         $(.37)
                                                                          ==========     ==========
Shares used to compute basic and diluted net loss per share.....           7,329,883      9,146,883

                                   uBid, Inc.

                            STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ----------------------
                                                                                              1998           1999
                                                                                             -------        -------
Cash flows from operating activities:
   Net loss.....................................................................             $  (895)       $(3,352)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................................                  30             69
   Non cash compensation expense................................................                  --            885
   Changes in operating liabilities:
     Accounts receivable, net...................................................                (142)           141
     Prepaid expenses...........................................................                  (5)            31
     Merchandise inventories, net...............................................              (1,613)          (746)
     Accounts payable...........................................................                 971          3,262
     Advances from Parent, Short term...........................................                  93           (367)
     Accrued expenses and other current liabilities.............................                  59            648
                                                                                             -------        -------
Net cash (used in) provided by operating activities.............................              (1,502)           571
Cash flows from investing activities:
  Purchases of property and equipment...........................................                 (34)          (715)
                                                                                             -------        -------
Net cash used in investing activities...........................................                 (34)          (715)
Cash flows from financing activities:
  Advances from the Parent......................................................               1,536             --
Net cash provided by financing activities.......................................               1,536             --
                                                                                             -------        -------
Net change in cash and cash equivalents.........................................                  --           (144)
Cash and cash equivalents at beginning of period................................                  --         26,053
                                                                                             -------        -------
Cash and cash equivalents at end of period......................................             $    --        $25,909
                                                                                             =======        =======

                                   uBid, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                       (in thousands, except share data)


1.   Description of Company and Summary of Significant Accounting Policies

Description of Company

     uBid is engaged in the retail sale of excess merchandise, including close-out and refurbished products, utilizing an interactive online auction. The Company currently specializes in selling primarily brand name computers, consumer electronics, housewares, and sports and recreation products over the World Wide Web to consumers and small and medium-sized businesses.

Revenue Recognition

     The Company sells merchandise from vendors under one of two types of sales transactions. The Company either purchases merchandise and sells it to customers or sells merchandise to customers under consignment-type revenue sharing agreements with vendors. The Company recognizes revenue for advertising placed on its site during the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of the period and collection of the resulting receivable is probable.

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

Net Loss per Share

     Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the periods ended March 31, 1998 and March 31, 1999, options to purchase 711,365 and 1,423,603 common shares were anti-dilutive and have been excluded from the weighted average share computation.

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 1999 and for the three months ended March 31, 1998 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1999.

2. Segment Information

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products or services, the countries in which the company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. The statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that the Company has only one reportable segment. The following discussion sets forth the required single segment information.

      The Company operates as a single reportable segment as an online auction for computers, consumer electronics, housewares, and sports and recreation products in the United States. The Company sources its products from over 250 vendors and offers, on average, over 1,000 items in each of its auctions. Product offerings are divided into the following four categories, with their corresponding percentage of net revenues for the quarter ended March 31, 1998:

   Computer Products - including desktops, portable computers, computer accessories, disk drives, modems, monitors/video
   equipment, components, printers, scanners, digital cameras,
   software and home office products.                                        76%

   Consumer Electronics - including home theater equipment,
   home audio equipment, speakers, televisions, camcorders, VCRs,
   DVD players,  portable audio players and automobile audio
   equipment.                                                                15%

   Housewares - including kitchen appliances, vacuum cleaners, personal care devices, furniture, gifts, photography, jewelry
   and sunglasses.                                                            6%

   Sports and Recreation - including sports memorabilia, golf and tennis, health and fitness, outdoor sports, bicycles,
   water sports, and team sports equipment.                                   3%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 (Dollars in thousands, except per share data)

     The Management's Discussion and Analysis of Financial Condition and
Results of Operations, which follows, contains forward-looking statements which
involve risks and uncertainties.   The Company's actual results could differ
materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the heading "Investment Considerations" herein and under the same heading in the
Company's Annual Report on Form 10-K for the year ended December 31, 1998.   The
following discussion should be read in conjunction with the financial statements
and notes thereto included in this Report.   The historical information included
in this Report does not necessarily reflect what the Company's financial condition and results of operations would have been had the Company been operated as an independent entity during the periods presented and may not be
indicative of future performance.   Dollar amounts are in thousands, except per
share data.

Overview

     uBid operates an online auction for excess merchandise, offering close-out and refurbished products to consumers and small to medium-sized businesses. The Company believes that its online auction represents an exciting sales format for users that leverages the interactive nature of the Internet. The Company's Internet auctions feature a rotating selection of brand name computers, consumer electronics, housewares, and sports and recreation products which typically sell at significant discounts to prices found at traditional retailers. uBid currently runs auctions seven days a week, offering on the average over 1,000 total items in each of its auctions. From its first auction in December 1997 through March 31, 1998 the Company has registered over 377,000 users and recorded more than 33.8 million visits to its Website.

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

     The Company has designed its online auctions to offer a superior customer experience and to encourage repeat visits by customers and potential customers. The Company believes it offers a consistently superior experience to its customers through an entertaining and fast auction process, tight control of the order process and a high level of customer support. In addition, uBid has established multiple channels for communicating with customers before and after the sale, including telephone, e-mail and online support The Company has also incorporated other features to encourage repeat visits, including a personalized page with a user's bidding history.

     In the electronic commerce industry, a strong brand is critical to creating a high level of vendor awareness and attracting customer traffic. Accordingly, the Company's strategy is to aggressively increase its visibility and brand recognition through a variety of marketing and promotional efforts.

     The Company obtains merchandise directly from computer, consumer electronics, housewares, and sports and recreation products manufacturers and indirectly through other vendors, such as retailers, distributors and Fortune 1000 companies. Currently, this merchandise is sourced from over 250 vendors. uBid's merchandise has included brands such as AST, AT&T, Aiwa, Apple, Canon, Casio, Compaq, Dell, Gateway, Hewlett-Packard, IBM, JVC, Lexmark, Micron, NEC, Panasonic, Seagate, Sony, Toshiba and Uniden. In March 1999, the Company announced the introduction of the uBid Auction Community(TM), which will provide approved vendors access to the uBid Website to place products on the site for direct auction to customers.

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

     uBid's business was established by Creative Computers, Inc. (the "Parent") in April 1997 and the Company was incorporated in Delaware on September 1997 as a wholly-owned, indirect subsidiary of the Parent. In December 1998, the Company completed an initial public offering of 1,817,000 shares of its Common Stock (the "Offering" or "IPO"). As of May 12, 1999 the Parent owned approximately 80.1% of the Common Stock of the Company. The Company was initially set up as a subsidiary of the Parent with the intention to function independently from the Parent. To date, the Company has received services provided by the Parent, including administrative (accounting, human resources, legal), warehousing and distribution, Internet/telecom and joint marketing. In consideration for these services, the Parent generally charges the Company its costs plus 10%. Management believes that the amounts charged to the Company have been no less favorable to the Company than costs the Company would have incurred to obtain such services on its own or from unaffiliated third parties.

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

     The Company has incurred expenses related to establishing itself as an independent company of $100 and estimates that it will need to spend a total of approximately $1,750 in capital expenditures to establish itself as an independent company, approximately $350 of which was capitalized in the first quarter of 1999. These expenditures will include warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. The Company expects to fund its purchase of such capital equipment with working capital (including the proceeds from the Offering). In addition, the Company and the Parent expect that the Services Agreement, pursuant to which the Parent provides certain administrative services to the Company, will be terminated upon completion of the Distribution. Thereafter, the Company will have such services performed by Company personnel or will have to engage third parties to perform certain administrative and transactional services previously provided by the Parent.

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

     The Company has an extremely limited operating history upon which to base an evaluation of the Company and its business and prospects. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Although the Company has experienced significant growth in revenue since its commencement of operations, there can be no assurance that the Company's revenue will continue at its current level or rate of growth. The Company's revenue depends substantially upon the level of auction activity on its Website. In addition, the Company has relatively low gross margins and plans to increase its operating expenses significantly by increasing the size of its staff, expanding its marketing efforts, purchasing larger volumes of merchandise to be sold at auction and building a larger infrastructure to support planned growth. To the extent that increases in operating expenses precede or are not subsequently followed by increased revenue, the Company's business, results of operations and financial condition will be materially adversely affected

     Beginning in October 1997, the Company granted stock options to attract and retain key employees. These options were exercisable only in the event of a successful initial public offering or sale of the Company. The completion of the Offering on December 4, 1998 caused a new measurement date to occur, requiring the Company to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. The Company will record a non-cash compensation expense charge of approximately $13,292 in connection with stock options granted prior to the IPO at prices less than the initial public offering price of the Company's Common Stock. The compensation charge will be recognized over the five-year vesting period of such options. Accordingly, the Company recorded a compensation expense of approximately $5,267 in the fourth quarter of 1998 and $885 in the first quarter of 1999.

Results of Operations

     Net Revenues. Net revenues are comprised of gross merchandise sales, shipping income net of returns and advertising revenues. In the first quarter of 1999, net revenues increased to $34,314 from $2,075 in the first quarter of 1998, and $24,107 in the fourth quarter of 1998. The increases in net revenues were due to significant growth in the Company's customer base, an expanded selection of merchandise offered and an increase in the number of auctions per week. The Company intends to increase advertising to drive additional traffic to its Website, further allowing it to broaden its customer base, increase the number of auctions per week and expand the selection and number of items offered.

     Gross Profits. Gross profits are comprised of net revenues minus the cost of merchandise, shipping and shipping-related expenses, net of returns. Gross profits are affected by the Company's ability to cost-effectively source merchandise and attract sufficient traffic to the Company's Website to achieve a favorable balance between the number of bidders and the amount of merchandise auctioned. In the first quarter of 1999, gross profits increased to $2,977 from $184 in the first quarter of 1998, and $2,043 in the fourth quarter of 1998. As a percent of net revenues, the Company's gross profit for the first quarter of 1999 was 8.7%, compared to 8.9% in the first quarter of 1998 when the Company was beginning operations and offering significantly fewer auctions and products. Gross profit percentage increased however, from 8.5% in the fourth quarter of 1998 due to expansion into new higher margin product categories, and recognition of advertising revenue.

     Operating Expenses. The Company's operating expenses have increased significantly since the Company's Inception. This trend is expected to continue as the Company continues to expand its operations to increase its customer base, enhance its brand name and increase its market share, all of which will require significant increases in marketing and advertising, additional personnel, enhancements to its Website and further development of its infrastructure. To date, the Parent has provided administrative (accounting, human resources, legal), warehousing and distribution, Internet/telecom and joint marketing services to the Company. The costs of these services as a percent of total operating expenses have declined each quarter since the Company's Inception. It is expected that these costs will continue to decline as a percent of total operating expenses and in absolute dollars in the future. After the Distribution, the Company will have to have such services performed by Company personnel or engage third parties to perform such services. The Company does not expect that the costs associated with the transition to internal and third party administration and transaction processing will be material.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for sales and marketing personnel. In the first quarter of 1999, sales and marketing expenses increased to $2,660 from $144 in the first quarter of 1998 and $1,476 in the fourth quarter of 1998. Sales and marketing expenses as a percent of net revenues were 7.8% for the first three months of 1999, an increase from 6.9% in the first quarter of 1998 and 6.1% in the fourth quarter of 1998. These expenses have increased due to increasing advertising expenditures and personnel additions. The Company expects sales and marketing expenses to increase significantly in absolute dollars as it endeavors to increase its customer base.

     Technology and Development. Technology and development expenses consist primarily of payroll and related expenses for systems personnel who develop the Company's Website and related systems, charges from the Parent relating to hosting of the Company's Website and Internet/telecom operations, and amortization of capitalized software development costs. The Parent has been responsible for hosting the Company's Website and for Internet/telecom operations. The Parent has charged the Company rates that management believes are no less favorable than that which could be obtained from a third party. In the first quarter of 1999, technology and development expenses increased to $644 from $142 in the first quarter of 1998 and $328 in the fourth quarter of 1998. Technology and development costs as a percent of net revenues were 1.9% for the first quarter of 1999, a decrease from 6.8% in the first quarter of 1998 when initial investments related to the Company's Website and related systems were relatively high as a percentage of net revenues. Technology and development expenses as a percentage of sales increased however, from 1.4% in the fourth quarter of 1998 due to increased staffing and associated costs relating to enhancing the features and functionality of the Company's Website and related systems.

     General and Administrative. General and administrative expenses consist primarily of credit card processing, payroll and related expenses, warehousing and distribution, merchandising, customer service, accounting and administration, executive and other general corporate expenses. The Parent has provided certain general and administrative services for credit card processing, accounting and benefits administration. In the first quarter of 1999, general and administrative expenses increased to $2,341 from $762 in the first quarter of 1998, and $2,150 in the fourth quarter of 1998. General and administrative expenses as a percent of net revenues were 6.8% in the first quarter of 1999, decreasing from 37% in the first quarter of 1998 and 8.9% in the fourth quarter of 1998. General and administrative expenses have increased primarily due to hiring additional personnel and related costs to support increased sales such as credit card processing and distribution costs. The Company expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its operations.

     Stock Option Compensation Expense. Prior to the Offering, the Company had granted 1,038,278 options to purchase Common Stock at prices less than the $15.00 per share Offering price. The options were exercisable only in the event of a successful initial public offering or sale of the Company. The completion of the Offering on December 4, 1998 caused a new measurement date to occur, requiring the Company to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. Based upon the difference between the IPO price of $15.00 per share and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, the total compensation charge will be approximately $13,292, which will be amortized over the vesting periods of the outstanding options. Approximately $885 of this charge to compensation was recognized in the first three months of 1999.

     Income Taxes. The Company records its income tax provision on a separate return basis. The Company had a net loss since Inception in 1997 and expects to incur losses for the foreseeable future. No benefit for income taxes was provided in 1997 or 1998 due to the uncertainty of realization of these benefits in future years.

     Net Loss. Based on the foregoing information, the Company had a net loss of $2,977 for the first three months of 1999 and $184 in the comparable period of 1998. The loss in the first three months of 1999 was due in part to investments in infrastructure as the Company continued to expand its sales operations and a non-cash charge for amortization of stock compensation expense related to pre-IPO stock options. The Company expects to continue to experience losses for the foreseeable future as it continues to make significant investments in building its customer base and operating infrastructure.

Liquidity and Capital Resources

     Prior to its December 1998 IPO, the Company financed its operations with advances from the Parent and cash flow from operations. Net proceeds to the Company from the IPO were $23,847.

     Net cash provided by (used in) operating activities was $571 and ($1,502) for the three months ended March 31, 1999 and 1998 respectively. During the three months ended March 31, 1999, the net cash provided by operating activities was primarily due to an increase in accounts payable of $3,262, an increase in various accrued expenses of $648, and a decrease in accounts receivable of $141, offset by a net loss of $3,352, a net increase in inventory of $746, a decrease in short-term advances from the Parent of $367, and decrease in prepaid expenses of $31.

     Cash flows (used in) investing activities were ($715) and ($34) for the three months ended March 31, 1999 and 1998 respectively. In the first quarter of 1999, net cash (used in) investing activities was due to purchases of various warehousing and office equipment.

     The Company anticipates that it will have negative cash flows for the foreseeable future. The Parent advanced the Company cash for its operations until the consummation of its December 1998 initial public offering. Upon consummation of the Offering, these advances were converted into a note payable to the Parent. The outstanding balance on the note bears interest at the prime rate and will be repaid in June 2000. Interest income of $271 earned on the proceeds of the IPO was offset by interest expense of $70 on the note payable to the Parent. Net proceeds from the IPO are being used for working capital needs to include advertising and brand development for growth, as well as development of the Company's infrastructure. The Company has incurred expenses related to establishing itself as an independent company of $100 and estimates that it will need to spend a total of approximately $1,750 in capital expenditures to establish itself as an independent company, approximately $350 of which was capitalized in the first quarter of 1999. These expenditures will include warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. The Company expects to fund its purchase of such capital equipment with working capital.

     The Company intends to retain any earnings for the foreseeable future for use in the operation and expansion of its business. Consequently, the Company does not anticipate paying any cash dividends on its Common Stock to its stockholders for the foreseeable future. In addition, it is probable that any debt financing agreements to be entered into by the Company will contain restrictions on the Company's ability to declare dividends.

     The Company believes that the net proceeds from its initial public offering will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months, although the Company may seek to raise additional capital during that period. There can be no assurance the Company will not require additional funds prior to the expiration of such period. Even if such additional funds are not required, the Company may seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to the Company's stockholders.

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

     Initial review of the Company's principal transaction processing software through which nearly all of the Company's business is transacted has determined it to be year 2000 compliant and, as such, the Company does not anticipate any material adverse operational issues to arise. The Company has completed 75% of its year 2000 assessment for critical systems and plans to complete its assessment by the end of the second quarter of 1999. The Company plans to implement corrective solutions before the end of the third quarter of 1999. To date, the costs incurred by the Company with respect to this project are approximately $100. Based on current estimates, management expects that the Company's total costs in connection with its year 2000 compliance project will be approximately $500 and will be financed from general corporate funds; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised of external consulting fees and software upgrades. The redeployment of internal data processing resources is not expected to materially delay any significant projects.

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

                           INVESTMENT CONSIDERATIONS

     In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered carefully in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, prospects, financial condition and results of operations.

Extremely Limited Operating History

     The Company was incorporated in September 1997 and began conducting auctions on the Internet in December 1997. Prior to the incorporation of the Company, the Parent, beginning on April 1, 1997, funded certain startup and development activities. Accordingly, there is an extremely limited operating history upon which to base an evaluation of the Company and its business and prospects. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks for the Company include: an evolving and unpredictable business model; management of growth; the Company's ability to anticipate and adapt to a developing market; acceptance by customers of the Company's Internet auctions and excess merchandise sold at such auctions; dependence upon the level of auction activity; development of equal or superior Internet auctions by competitors; dependence on vendors for merchandise; dependence on the Parent for certain services; and the ability to identify, attract, retain and motivate qualified personnel. To address these risks, the Company must, among other things, continue to expand its vendor channels and buyer resources, increase traffic to its Website, maintain its customer base and attract significant numbers of new customers, respond to competitive developments, implement and execute successfully its business strategy and continue to develop and upgrade its technologies and customer services. There can be no assurance that the Company will be successful in addressing these risks. In addition, the Company's limited operating history prevents the use of period-to-period comparisons of its financial results. The financial information included herein may not necessarily provide any indication as to expected or possible results of operations, financial condition and cash flows of the Company in the future or what the results of operations, financial condition and cash flows would have been had the Company been a separate, independent entity during the periods presented. See "Dependence of the Company on the Parent for Certain Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

History of Operating Losses; Accumulated Deficits; Anticipated Losses and Negative Cash Flow

     Since its formation, the Company has expended significant resources on its technology, Website development, advertising, hiring of personnel and startup costs. As a result, the Company has incurred losses since Inception and expects to continue to incur losses for the foreseeable future. The Company had an accumulated deficit of approximately $13.8 million at March 31, 1999. The Company intends to expend significant financial and management resources on brand development, marketing and advertising, Website development, strategic relationships, and technology and operating infrastructure. Primarily as a result of the significant increase in marketing and promotional expenses, the Company expects to incur additional losses, and such losses are expected to increase significantly from current levels. Because the Company has relatively low gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased levels of net revenue. In addition, the Company historically has had relatively low operating margins and plans to continue to increase its operating expenses significantly in order to increase its customer base, increase the size of its staff, expand its marketing efforts to enhance its brand image, increase its visibility on other companies' high-traffic Websites, purchase larger volumes of merchandise to be sold at auction, increase its software development efforts, and support its growing infrastructure. Moreover, to the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate positive cash flow from operations in future periods. The Company has made and expects in the future to continue to make significant investments in infrastructure and personnel in advance of levels of revenue necessary to offset such expenditures. As a result, these expenditures are based on the Company's operating plans and estimates of future revenues. Sales and operating results generally depend, among other things, on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Unpredictability of, and Fluctuations in, Operating Results

     The Company's operating results are unpredictable and are expected to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include: (i) the Company's ability to significantly increase its customer base, manage its inventory mix and the mix of products offered at auction, meet certain pricing targets, liquidate its inventory in a timely manner, maintain gross margins and maintain customer satisfaction; (ii) the availability and pricing of merchandise from vendors;
(iii) product obsolescence and price erosion; (iv) consumer confidence in encrypted transactions in the Internet environment; (v) the timing, cost and availability of advertising on other entities' Websites; (vi) the amount and timing of costs relating to expansion of the Company's operations; (vii) the announcement or introduction of new types of merchandise, service offerings or customer services by the Company or its competitors; (viii) technical difficulties with respect to consumer use of the auction format on the Company's Website; (ix) delays in shipments as a result of computer systems failures, strikes or other problems with the Company's delivery service or credit card processing providers; (x) the level of merchandise returns experienced by the Company; and (xi) general economic conditions and economic conditions specific to the Internet and electronic commerce. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that, in the future, it, like other retailers, may experience seasonality in its business. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock, would likely be materially adversely affected. See "--Extremely Limited Operating History" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company expects to expand the focus of its operations beyond the auction and sale of closeout and refurbished computers, consumer electronics, housewares, and sports and recreation products to the auction and sale of other excess merchandise. The Company also has begun to develop its business model and to explore other opportunities such as the use of the Company's Website as an advertising medium for services and products of other companies, promoting new or complementary products or sales formats and expanding the breadth and depth of products and services offered on its Website. In addition, the Company has begun offering credit to certain of its business customers that have been pre-qualified as having appropriate credit ratings. As its business model evolves, the Company risks diluting its brand, confusing customers and decreasing interest from vendors. In addition, the Company could be exposed to additional or new risks associated with these new opportunities. If the Company is unable to address these risks, the Company's business, results of operations and financial condition will be materially adversely affected.

Competition

     The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. The Company currently or potentially competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet auction houses such as ONSALE, eBay, Yahoo! Auctions, First Auction (the auction site for Internet Shopping Network, a wholly-owned subsidiary of Home Shopping Network Inc.), Surplus Auction (a wholly-owned subsidiary of Egghead, Inc.), WebAuction (the auction site for MicroWarehouse, Inc.), Insight Auction (the auction site for Insight Enterprises, Inc.) and Amazon.com Auctions; (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Buy.Com, Internet Shopping Network, AOL and Cendant Corp.; (iii) a variety of other companies that offer merchandise similar to that of the Company but through physical auctions and with which the Company competes for sources of supply; (iv) personal computer manufacturers that have their own direct distribution channels for their excess inventory or refurbished products; and (v) companies with substantial customer bases in the computer and peripherals catalog business, including CDW Computer Centers, Inc., PC Connection, Inc. and the Parent, some of which already sell online or may devote more resources to Internet commerce in the future. In particular, ONSALE, Inc. began conducting auctions on the Internet in May 1995 and has established significant market share and brand name recognition for online auctions for computer-related equipment. In addition, AOL has taken a minority equity interest in Bid.com (formerly, Internet Liquidators International, Inc.), a competitor of the Company, and announced that the two companies have formed a strategic partnership under which revenue from Bid.com's auction platforms is shared with AOL and AOL provides a direct link for Bid.com's members to reach Bid.com's electronic commerce site on the Web. The Company has its own relationship with AOL pursuant to which the Company advertises on AOL and which provides AOL's members with a direct link to the Company's Website.

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

Risks of a Purchased Inventory Model

     The Company purchases a majority of its merchandise from vendors and thereby assumes the inventory and price risks of these products to be sold at auction. These risks are especially significant because much of the merchandise currently auctioned by the Company (e.g., computers, consumer electronics, housewares, and sports and recreation products) is characterized by rapid technological change, obsolescence and price erosion. Since the Company relies heavily on purchased inventory, its success will depend on its ability to liquidate its inventory rapidly through its auctions, the ability of its buying staff to purchase inventory at attractive prices relative to its resale value at auction, and its ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. Due to the inherently unpredictable nature of auctions, it is impossible to determine with certainty whether an item will sell for more than the price paid by the Company. Further, because minimum opening bid prices for the merchandise listed on the Company's Website generally are lower than the Company's acquisition costs for such merchandise, there can be no assurance that the Company will achieve positive gross margins on any given sale. If the Company is unable to liquidate its purchased inventory rapidly, if the Company's buying staff fails to purchase inventory at attractive prices relative to its resale value at auction, or if the Company fails to predict with accuracy the resale prices for its purchased merchandise, the Company may be forced to sell its inventory at a discount or at a loss and the Company's business, results of operations and financial condition would be materially adversely affected.

Reliance on Merchandise Vendors

     The Company depends upon vendors to supply it with excess merchandise for sale through the Company's Internet auctions, and the availability of such merchandise can be unpredictable. Since Inception, the Company has sourced merchandise from over 250 vendors. None of these vendors is subject to a long-term supply contract with the Company. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company or otherwise provide merchandise for sale in the Company's auctions or that the Company will be able to establish new vendor relationships that ensure merchandise will be available for auction on the Company's Website. A limited number of these vendors process and ship merchandise directly to the Company's customers. The Company has limited control over the shipping procedures of such vendors, and shipments could be subject to delays outside the control of the Company. Most merchandise sold by the Company carries a warranty supplied either by the manufacturer or the vendor. In addition, although the Company is not obligated to accept merchandise returns, the Company could be compelled to accept returns from customers for which the Company did not receive reimbursements from its vendors or manufacturers if such warranties are not honored. If the Company is unable to develop and maintain satisfactory relationships with vendors on acceptable commercial terms, if the Company is unable to obtain sufficient quantities of merchandise, if the quality of service provided by such vendors falls below a satisfactory standard or if the Company's level of returns exceeds its expectations, the Company's business, results of operations and financial condition will be materially adversely affected.

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

Management of Potential Growth; New Management Team

     The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company expanded from two employees at Inception to 112 employees and 54 full-time equivalent contract personnel at March 31, 1999, and its sales increased from approximately $9,000 from Inception to December 31, 1997 to over $34 million in the first quarter of 1999. The Company expects to add additional key personnel in the near future. Increases in the number of employees and the volume of merchandise sales have placed significant demands on the Company's management, which as of March 31, 1999 included only five executive officers. In order to manage the expected growth of its operations, the Company will be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls. The Company also will be required to expand its accounting staff. Further, the Company's management will be required to maintain relationships with various merchandise vendors, freight companies, warehouse operators, other Websites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. Historically, the Company has been dependent upon the Parent for various services, including administration (accounting, human resources, legal), Internet/telecom and joint marketing. See "--Dependence of the Company on the Parent for Certain Services." There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

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

Government Regulation and Legal Uncertainties

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, laws applicable to auction companies and auctioneers, and laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for the Company's Internet auctions and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, auction regulation, sales tax, libel and personal privacy is uncertain and may take years to resolve, in addition, as the Company's service is available over the Internet in multiple states, and as the Company sells to numerous consumers resident in such states, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state. The Company is qualified to do business in only three states, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Key Personnel; Need for Additional Personnel

     The Company's future performance depends to a significant degree upon the continued contributions of members of Company's senior management and other key personnel, particularly its CEO and President, Gregory K. Jones; Vice President- -Information Systems, George Lu; Vice President-Merchandising, Timothy Takesue; and Vice President and Chief Financial Officer, Thomas E. Werner. The loss of any of these individuals could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as a result of the Separation, the Company will need to employ additional personnel for certain functions that were previously performed by employees of the Parent. The Company has a long-term employment agreement with only one of its key personnel, Gregory K. Jones, and maintains no key person life insurance. In order to meet expected growth and to operate independently of the Parent, the Company believes that its future success will depend upon its ability to identify, attract, hire, train, motivate and retain other highly-skilled managerial, merchandising, engineering, marketing and customer service personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Protection of Intellectual Property

     The Company's performance and ability to compete are dependent to a significant degree on its proprietary technology. The Company relies on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and non-compete agreements executed by each manager and technical measures to establish and protect its proprietary rights. The uBid(SM) service mark is registered in the United States. There can be no assurance that the Company will be able to secure significant protection for its service marks or trademarks. It is possible that competitors of the Company or others will adopt product or service names similar to "uBid" or other service marks or trademarks of the Company, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect the name "uBid" adequately could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's proprietary software is protected by copyright laws. The source code for the Company's proprietary software also is protected under applicable trade secret laws.

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

Risk of Noncompletion of a Tax-Free Distribution

     The Parent has announced that, subject to certain conditions, following the Offering, the Parent intends to distribute to its stockholders in 1999 all of the Common Stock of the Company owned by the Parent. In connection with the Company's IPO, the Parent received an opinion letter from PricewaterhouseCoopers LLP to the effect that the Distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), and the Distribution is conditional upon obtaining such an opinion letter in form and substance satisfactory to the Parent and confirmation of such opinion at the time of Distribution. Although it does not presently intend to do so, the Parent may also decide, in its sole discretion, to seek a private letter ruling from the Internal Revenue Service ("IRS") in form and substance satisfactory to the Parent consistent with the conclusions reached in the PwC Opinion. In that case, the Distribution would also be conditioned upon receipt of the Letter Ruling. The Parent intends to take all necessary steps to complete such a tax-free distribution after obtaining the PwC Opinion and the Letter Ruling, as applicable, but in no event will the Distribution occur prior to June 7, 1999. If the Parent decides to apply for the Letter Ruling, the Parent does not plan to distribute its shares of Common Stock to the Parent's stockholders without such a favorable Letter Ruling. Due to recent changes in the tax law and other factors, there is no assurance that the Parent will receive the Letter Ruling, or that it will receive it within the time frame contemplated, and, consequently, there is no assurance that the Distribution will occur or will occur within the time frame contemplated. The Distribution also is subject to the condition that no events or developments occur that, in the sole judgment of the Parent Board, would or could result in the Distribution having a material adverse effect on the Parent or the Parent's stockholders. In addition, as a condition to the Distribution, the Parent will be required to obtain certain consents from third parties. There can be no assurance that any of the foregoing conditions, or any other conditions to the Distribution, will be satisfied, or that the Distribution will occur in the time frame contemplated or at all. The failure of the Distribution to occur could materially adversely affect the Company and the market price of its Common Stock.

Control of the Company; Relationship with the Parent

     Prior to its December 1998 initial public offering, the Company was a wholly-owned, indirect subsidiary of the Parent. The Parent currently owns approximately 80.1% of the outstanding shares of the Company's Common Stock. As a result, until the Distribution, the Parent generally will be able to control all matters requiring approval of the stockholders of the Company, including the election of all of the Company's directors. The Company's Board of Directors (the "Board") currently consists of five members, one of whom serves concurrently as a member of the Parent's Board. The Parent intends to maintain ownership of at least 80% of the voting power of the Common Stock until the Distribution can be completed. There can be no assurance that the Parent will complete the Distribution of the Common Stock held by it to the Parent's stockholders. If the Distribution is not effected, the Parent could maintain a controlling interest in the Company indefinitely, which may materially adversely affect the Company and the market price of the Common Stock. In addition, for so long as the Parent maintains a significant interest in the Company, the market price of the Common Stock may be adversely affected by events relating to the Parent which are unrelated to the Company. It is the intention of the Parent to complete the Distribution promptly but in no event prior to June 7, 1999.

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

Dependence of the Company on the Parent for Certain Services

     The Company historically has been dependent upon the Parent for various services, including administration (accounting, human resources, legal), Internet/telecom and joint marketing. In December 1998, the Company and the Parent entered into an agreement under which the Parent will continue to provide these services to the Company in exchange for fees payable by the Company to the Parent. The Company and the Parent expect that, as of the Distribution Date, the Services Agreement will be terminated and the Parent will no longer perform transactional, administrative and certain other services for the Company. The Company anticipates that, after the Distribution, it will have to perform such services internally by Company personnel or engage third parties to perform such services. The Company believes that it will be able to make the transition to internal and third party administration and transaction processing without significant additional expense or disruption of the Company's business; however, because the Company has historically relied heavily on the Parent for such services, no assurance can be given that the transition will not cause the Company to experience interruptions or temporary delays in the Company's operations and its ability to process customer transactions and ship products on a timely basis. Any significant unanticipated expenses or delays in connection with such transition or any disruption in the Company's business or operations could have a material adverse effect on the Company's business and financial results.

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

Conflicts of Interest with the Parent

     None of the executive officers of the Parent are executive officers of the Company. However, one member of the Board of Directors of the Company is also a member of the Parent's Board. In addition, certain executive officers, directors and employees of the Company hold shares of Parent Common Stock and options to acquire shares of Parent Common Stock. In particular, Mr. Frank F. Khulusi, a director of the Company, is the Chairman of the Board of the Parent and beneficially owned approximately 1.8 million shares of Parent Common Stock constituting approximately 18% of the issued and outstanding Parent Common Stock as of May 12, 1999. Accordingly, such individuals may have conflicts of interest with respect to certain decisions relative to business opportunities and similar matters that may arise in the ordinary course of the business of the Parent or the Company, including with respect to relationships between the Parent and the Company under intercompany agreements and whether to complete the Distribution. The Company and the Parent intend to resolve such conflicts on a case-by-case basis. In that regard, certain of the conflicts, if any, could be resolved in a manner adverse to the Company and its stockholders, which would have a material adverse effect on the business, results of operations and financial condition of the Company.

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

Limited Ability to Issue Common Stock Prior to Distribution

     In order for the Distribution to be tax-free to the Parent and the Parent's stockholders, among various other requirements, the Parent must distribute to the Parent's stockholders on the Distribution Date (a) stock of the Company possessing at least 80% of the total combined voting power of all classes of voting stock of the Company and (b) 80% of the total number of shares of each class of non-voting stock of the Company (the "Required Distribution Percentage"). If the Parent were not able to distribute to its stockholders shares of stock of the Company constituting the Required Distribution Percentage, the Distribution would not be tax-free and would not occur. Accordingly, the Company agreed in the Separation and Distribution Agreement not to issue additional shares of Common Stock, or any other class of stock, including preferred stock, without the consent of the Parent if such issuance would, or could, dilute or otherwise reduce the Parent's ownership of Common Stock, or any other such class of stock, below the Required Distribution Percentage or otherwise prevent the Distribution from receiving tax-free status. The Separation and Distribution Agreement will terminate if the Distribution does not occur on or prior to December 31, 1999, unless extended by the Parent and the Company. Prior to the Distribution Date, these restrictions may impede the ability of the Company to issue equity securities, including Common Stock, to raise necessary equity capital or to complete acquisitions using equity securities, including Common Stock, as acquisition currency, or to attract qualified persons to become employees, officers and directors of the Company.

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

     Initial review of the Company's principal transaction processing software through which nearly all of the Company's business is transacted has determined it to be year 2000 compliant and, as such, the Company does not anticipate any material adverse operational issues to arise. The Company has completed 75% of its year 2000 assessment for critical systems and plans to complete its assessment by the end of the second quarter of 1999. The Company plans to implement corrective solutions before the end of the third quarter of 1999. To date, the costs incurred by the Company with respect to this project are approximately $100,000. Based on current estimates, management expects that the Company's total costs in connection with its year 2000 compliance project will be approximately $500,000 and will be financed from general corporate funds; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of the Company's year 2000 project. The anticipated costs associated with the Company's year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised of external consulting fees and software upgrades. The redeployment of internal data processing resources is not expected to materially delay any significant projects.

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

Possibility of Substantial Sales of Common Stock

     Subject to applicable law and to the contractual restriction with the underwriters of the Company's initial public offering as described below, the Parent may sell any and all of the shares of Common Stock it owns after completion of the Offering. The Separation and Distribution Agreement provides that the Parent, and certain holders of more than 5% of Parent Common Stock, will have the right in certain circumstances to require the Company to use its best efforts to register for resale shares of Common Stock held by them. The planned Distribution would involve the distribution of an aggregate of approximately 7.3 million shares of Common Stock to the stockholders of the Parent prior to December 31, 1999 (assuming that no shares of Common Stock are disposed of or acquired by the Parent prior to the Distribution Date). In addition, pursuant to the Separation and Distribution Agreement, options to purchase Parent Common Stock outstanding as of the Distribution Date will be converted into options to purchase both Parent Common Stock and uBid Common Stock. Based on the number of outstanding options to purchase Parent Common Stock and the total shares of Parent Common Stock outstanding as of May 15, 1999, the Company anticipates that it will grant options to purchase approximately 548,971 shares of the Company's Common Stock in connection with the Distribution. Of these options, approximately 178,577 will have vested prior to June 7, 1999 (the earliest date on which the Distribution could occur). Except for shares held by affiliates of the Company, all of the shares of Common Stock to be distributed to the Parent's stockholders in the Distribution (including shares of Common Stock issuable upon exercise of stock options) will be eligible for immediate resale in the public market. The Company is unable to predict whether substantial amounts of Common Stock will be sold in the open market in anticipation of, or following, the Distribution. Any sales of substantial amounts of Common Stock in the public market, or the perception that such sales might occur, whether as a result of the Distribution or otherwise, could materially and adversely affect the market price of the Common Stock. In connection with the Offering, the Company agreed, for a period of 180 days after the date of the Offering, and Messrs. Frank and Sam Khulusi agreed, until 180 days after the Distribution, not to offer or sell any shares of Common Stock, subject to certain exceptions (including the Distribution), without the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's financial instruments include cash and government repurchase agreements at fixed rates. At May 12, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. The Company has not entered into any derivative financial instruments. The Company does not have any foreign currency exposure because it does not transact business in foreign currencies.



                          PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          ---------

          The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

     (b)  Reports on Form 8-K:
          --------------------

          No reports on Form 8-K were filed by the Company during the period covered by this Report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1999

                                  uBID, INC.

                                  By:    /s/ Gregory K. Jones
                                       -----------------------------------------
                                       Gregory K. Jones
                                       Chairman of the Board, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)



                                By:    /s/ Thomas E. Werner
                                    --------------------------------------------
                                       Thomas E. Werner
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                           Description of Exhibit
-------                          ----------------------

10.3* Tax Indemnification and Allocation Agreement by and between the Company and Parent, dated as of December 7, 1998, as amended

10.14* Form of Indemnification Agreement, entered into as of February 12, 1999, between the Company and each of its directors and executive officers

27           Financial Data Schedule (for Commission use only)

___________

* Incorporated by reference to the exhibit with the same number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, on file with the Securities and Exchange Commission.