Form 10-Q
period 1999-06-30
UBID INC
filed 1999-08-16
CIK 1064710

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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
           (State or other jurisdiction           (I.R.S. Employer
     of incorporation or organization)          Identification No.)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 10, 1999, there were 9,159,014 shares of Common Stock ($.001 par value) outstanding.

                                  uBID, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                     Page No.
                                                                                     --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

            Balance Sheets as of June 30, 1999 (Unaudited) and December 31,
            1998..............................................................       3

            Statements of Operations for the Three and Six Months Ended
            June 30, 1999 and 1998 (Unaudited)................................       4

            Statements of Cash Flows for the Six Months Ended June 30, 1999
            and 1998 (Unaudited)..............................................       5

            Notes to Financial Statements (Unaudited).........................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................       8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........      27

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.................      27

Item 6.   Exhibits and Reports on Form 8-K....................................      28

SIGNATURES....................................................................      29

EXHIBIT INDEX.................................................................      30

                       PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

                                  uBid, Inc.
                                BALANCE SHEETS
                       (in thousands, except share data)

                                                                                   June 30,             December 31,
                                                                             -----------------      -----------------
                                                                                     1999                   1998
                                                                             -----------------      -----------------
ASSETS                                                                           (unaudited)
Current assets:
Cash.........................................................................         $ 20,780               $ 26,053
Accounts receivable, net of allowances of $20 and $37, respectively..........            1,419                    623
Merchandise inventories......................................................            8,590                  7,235
Prepaid expenses and other...................................................            1,011                    195
                                                                                      --------               --------
        Total current assets.................................................           31,800                 34,106
Fixed assets, net............................................................            1,741                    519
                                                                                      --------               --------
        Total assets.........................................................         $ 33,541               $ 34,625
                                                                                      ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.............................................................         $ 12,401               $  9,013
Accrued marketing expenses...................................................            3,860                    948
Accrued expenses and other current liabilities...............................            1,607                  1,423
Due to Creative..............................................................              404                  1,277
                                                                                      --------               --------
        Total current liabilities............................................           18,272                 12,661
Note payable to the Creative.................................................            3,331                  3,331
Stockholders' equity (deficit):
Preferred Stock; $.001 par value; 5,000,000 shares authorized; no shares
   issued or outstanding.....................................................               --                     --

Common Stock; $.001 par value; 20,000,000 shares authorized;
   9,146,833 shares issued and outstanding as of December 31, 1998
   and June 30, 1999, respectively...........................................                2                      2
Additional paid-in-capital...................................................           37,138                 37,138
Deferred compensation expense................................................           (6,206)                (8,025)
Accumulated deficit..........................................................          (18,996)               (10,482)
                                                                                      --------               --------
        Total stockholders' equity...........................................           11,938                 18,633
                                                                                      --------               --------
        Total liabilities and stockholders' equity...........................         $ 33,541               $ 34,625
                                                                                      ========               ========


                     See notes to the financial statements
                                  uBid, Inc.
                           STATEMENTS OF OPERATIONS
                 (unaudited, in thousands, except share data)


                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                --------------------------------------------------------
                                                                    1999         1998         1999             1998
                                                                -----------  -----------   -----------      ------------
Net revenues................................................    $   45,593    $    6,751   $   79,907         $    8,826
Cost of revenues............................................        41,625         6,255       72,962              8,146
                                                                ----------    ----------   ----------         ----------
Gross profit................................................         3,968           496        6,945                680
Operating expenses:
       Sales and marketing..................................         3,947           413        6,607                557
       Technology and development...........................         1,098           263        1,576                405
       General and administrative...........................         3,364           757        5,871              1,519
       Stock based compensation.............................           934            --        1,819                 --
                                                                ----------    ----------   ----------         ----------
                Total operating expenses....................         9,343         1,433       15,873              2,481
Loss from operations........................................        (5,375)         (937)      (8,928)            (1,801)
Interest income.............................................          (280)           --         (551)                --
Interest expense to Creative................................            67            56          137                 87
                                                                ----------    ----------   ----------         ----------
         Net interest expense (income)......................          (213)           56         (414)                87
                                                                ----------    ----------   ----------         ----------
Loss before income taxes....................................        (5,162)         (993)      (8,514)            (1,888)
Provision for income taxes..................................            --            --           --                 --
                                                                ----------    ----------   ----------         ----------
Net loss....................................................    $   (5,162)   $     (993)  $   (8,514)        $   (1,888)
                                                                ==========    ==========   ==========         ==========
Basic and diluted net loss per share........................    $     (.56)   $     (.14)  $     (.93)        $     (.26)
                                                                ==========    ==========   ==========         ==========
Shares used to compute basic and diluted net loss per share.     9,146,883     7,329,883    9,146,883          7,329,883

                     See notes to the financial statements
                                  uBid, Inc.
                           STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                     --------------------------------
                                                                                          1999              1998
                                                                                     -------------      -------------
Cash flows from operating activities:
       Net loss..................................................................       $(8,514)            $(1,888)
       Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization.............................................           174                  65
       Non cash compensation expense.............................................         1,819                  --
       Changes in operating assets and liabilities:
               Accounts receivable, net..........................................          (796)               (330)
               Merchandise inventories, net......................................        (1,355)             (1,726)
               Prepaid expenses..................................................          (816)                 10
               Accounts payable..................................................         3,388               1,773
               Accrued marketing expense.........................................         2,912                 259
               Accrued expenses and other current liabilities....................           184                 469
               Due to Creative...................................................          (873)                 --
                                                                                        -------             -------
Net cash (used in) provided by operating activities..............................        (3,877)             (1,368)
Cash flows from investing activities:
       Purchases of property and equipment.......................................        (1,396)                (37)
                                                                                        -------             -------
Net cash used in investing activities............................................        (1,396)                (37)
Cash flows from financing activities:
       Advances from Creative....................................................            --               1,774
       Deferred offering costs...................................................            --                (369)
Net cash provided by financing activities........................................            --               1,405
                                                                                        -------             -------
Net change in cash and cash equivalents..........................................        (5,273)                 --
Cash and cash equivalents at beginning of period.................................        26,053                  --
                                                                                        -------             -------
Cash and cash equivalents at end of period.......................................       $20,780             $    --
                                                                                        =======             =======


                     See notes to the financial statements
                                  uBid, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                       (in thousands, except share data)
                                  (unaudited)


1.    Description of Company and Summary of Significant Accounting Policies

Description of Company

     The Company is engaged in the retail sale of excess merchandise, including close-out and refurbished products, utilizing an interactive online auction. The Company currently specializes in selling primarily brand name computers, consumer electronics, housewares, sporting goods and memorabilia and jewelry over the World Wide Web to consumers and small and medium-sized businesses.

     The Company was established by Creative Computers ("Creative") in April 1997 and was incorporated in Delaware in September 1997 as a wholly-owned, indirect subsidiary of Creative. Beginning on April 1, 1997 ("Inception"), prior to the formation of the Company, Creative began funding certain startup and development costs related to the Company's business. On September 19, 1997, assets and liabilities related to the Company were recorded by the Company at Creative's basis. The financial statements have been prepared as if the Company operated as a stand-alone entity since Inception.

Cash Equivalents

     All highly liquid debt instruments purchased with a maturity of three months or less are considered cash equivalents.

Revenue Recognition

     The Company sells merchandise from suppliers under one of two types of sales transactions. The Company either purchases merchandise and sells it to customers or sells merchandise to customers under consignment-type revenue sharing agreements with vendors. For the three and six months ended June 30, 1999, the Company's sales of purchased inventory comprised approximately 87% and 90% of revenues, respectively, with consignment-type revenue sharing representing approximately 13% and 10% of revenues, respectively. The Company recognizes revenue for advertising placed on its Website during the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of the period and collection of the resulting receivable is probable.

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

Net Loss per Share

   Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the three and six month periods ended June 30, 1998 and 1999, outstanding options to purchase 850,362 and 2,388,124, respectively, common shares were anti-dilutive and have been excluded from the weighted average share computation.

Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 1999 and for the three and six month periods ended June 30, 1998 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1999.

2. Segment Information

   The Company operates as a single reportable segment as an online auction for computer, consumer electronics and housewares, and sports and recreation products in the United States. The Company's revenues are divided into two categories; sales of merchandise that has been purchased by the Company and sales of merchandise under consignment-type revenue sharing agreements with vendors. The Company sources its products from over 300 vendors and offers, on average, over 3,000 items in each of its daily auctions. Product offerings are divided into the following four categories, with their corresponding percentage of net revenues for the three and six month periods ended June 30, 1999 and 1998:

                                                                 Three Months Ended         Six Months Ended
                                                                       June 30,                   June 30,
                                                               -------------------------------------------------
                                                                     1999        1998       1999        1998
                                                                    -----       -----      -----       ------

   Computer Products - including desktops, portable computers,         77%      100%        77%        100%
   computer accessories, disk drives, modems, monitors / video equipment, components, printers, scanners, digital cameras, software and home office products.

   Consumer Electronics - including home theater equipment, home       15%        -         15%          -
   audio equipment, speakers, televisions, camcorders, VCR's, DVD players, portable audio players and automobile audio equipment.

   Housewares - including kitchen appliances, vacuum cleaners,          4%        -          5%          -
   personal care devices, furniture, gifts, photography, jewelry and sunglasses.

   Sports and Recreation - including sports memorabilia, golf and       4%        -          3%          -
   tennis, health and fitness, outdoor sports, bicycles, water sports, and team sports equipment.

3.  Distribution to Creative Shareholders

     On June 7, 1999, Creative distributed to its shareholders its remaining equity interest in the Company consisting of 7,329,883 shares of common stock. In connection with the spin-off, options to purchase common stock of Creative that were outstanding as of the date of the spin-off were adjusted to become options to purchase shares of both Creative common stock and Company common stock. The Company issued options to purchase 528,313 shares of common stock to holders of these Creative options. The number of options to purchase common stock was based on the ratio of the number of shares of Company common stock distributed to Creative shareholders in the spin-off, divided by the total number of shares of Creative common stock outstanding on the record date for the spin-off. The exercise price for each adjusted option was allocated between the option to purchase Creative common stock and the option to purchase Company common stock based on the respective pre- and post-distribution prices of Creative and Company common stock. Such options were issued under the Company's 1998 Stock Incentive Plan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the heading "Investment Considerations" herein and under the same heading in our Annual Report on Form 10-K for the year ended December 31, 1998. The following discussion should be read in conjunction with the financial statements and notes thereto included in this Report. The historical information included in this Report does not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent entity during the periods presented and may not be indicative of our future performance.

Overview

     We operate a leading online auction marketplace offering products to consumers and businesses. Our auctions currently feature a rotating selection of brand name computers, consumer electronics, housewares, sporting goods and memorabilia, and jewelry which typically sell at significant discounts to prices found at traditional retailers. We currently run auctions seven days a week, offering on average over 3,000 total items in each of our daily auctions. From our first auction in December 1997 through June 30, 1999, we auctioned over 787,000 merchandise units, registered over 533,000 users and recorded more than
54.0 million visits to our Website. We had a net loss of $19.0 million from our inception to June 30, 1999 which was principally due to investments in infrastructure as we commenced sales operations. We expect to continue to experience losses for the foreseeable future as we continue to make significant investments in building our customer base and operating infrastructure.

     We obtain merchandise directly from over 300 manufacturers, distributors and retailers. In March 1999, we introduced the uBid Auction Community, which provides approved suppliers access to the uBid Website to place products for direct auction to customers. We have recently expanded into the business-to-business market through agreements with Cahners Business Information, a division of Reed Elsevier Inc., and Surplus Record Inc., publishers of business periodicals that cover a wide variety of industries. Through these arrangements, we plans to offer a variety of industrial equipment products for auction to business customers.

     We recently entered into an agreement with LibertyOne, an Australian media company, to provide LibertyOne access to our auction technology and brand name in exchange for a licensing fee and future royalties from its auction sales in Australia and New Zealand, with an option to expand into various Southeast Asian markets.

     We either purchase merchandise outright or acquire the right to sell the merchandise under consignment-type relationships with suppliers on a revenue sharing basis. In the case where we purchase merchandise outright, we bear both inventory and price risk. When we acquire merchandise on a revenue sharing basis, title to the inventory passes to us only after the sale, and we invoice the customer and bear the credit and return risks. Under both types of transactions, whether purchased inventory or revenue sharing, we recognize the full sales amount as revenue after we verify the credit card transaction authorization and ship the merchandise. In instances where the credit card authorization has been received but the merchandise has not been shipped, we defer revenue recognition until the merchandise is shipped. We have begun offering credit to some of our business customers that have been pre-qualified as having appropriate credit ratings, and accordingly, we will have to manage the associated risks of accounts receivable expansion and collection.

     In connection with our new agreements with Cahners and Surplus Record, revenue will be recognized on a commission basis. Upon the sale of items under such arrangements, only the commissions will be recorded as revenues. In such cases, we will not bear either inventory or credit risk.

     Through June 30, 1999, we have incurred expenses of approximately $200,000 related to establishing ourselves as an independent company and estimate that we will need to spend a total of approximately $1.8 million in capital expenditures to fully establish ourselves as an independent company. These expenditures will include warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. As of the spin-off date, we terminated a services agreement with Creative, pursuant to which Creative provided us with various administrative services. Since that time, we have engaged third parties to perform some of these services and have had other of these services performed internally by our personnel.

     Due to our historical dependence on Creative for funding and certain services, our ability to grow prior to our initial public offering was constrained by the allocation of resources made by Creative. Our growth has also been constrained by our inability to sell and ship products internationally due to contractual restraints on Creative and because we have been precluded from selling certain lines of merchandise as a result of agreements to which Creative is subject. As a result of the spin-off, we are no longer subject to these restrictions.

     We have an extremely limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Although we have experienced significant growth in revenue since commencing of operations, there can be no assurance that our revenue will continue at its current level or rate of growth. Our revenue depends substantially upon the level of auction activity on our Website. In addition, we have relatively low gross margins and plan to increase our operating expenses significantly by increasing the size of our staff, expanding our marketing efforts, purchasing larger volumes of merchandise to be sold at auction and building a larger infrastructure to support planned growth. To the extent that increases in operating expenses precede or are not subsequently followed by increased revenue, our business, results of operations and financial condition will be materially adversely affected.

     Beginning in October 1997, we granted stock options to attract and retain key employees. These options were exercisable only in the event of a successful initial public offering or sale of our company. The completion of our initial public offering on December 4, 1998 caused a new measurement date to occur, requiring us to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. We will record a non-cash compensation expense charge of $13.3 million in connection with stock options granted prior to the IPO at prices less than the initial public offering price of its common stock. The compensation charge will be recognized over the five-year vesting period of such options. Accordingly, we recorded a compensation expense of $5.3 million in the fourth quarter of 1998, $934,000 in the second quarter of 1999, and a total of $1.8 million in the first half of 1999.

Results of Operations

Second Quarter 1999 Compared to Second Quarter 1998 and First Quarter 1999

     Net Revenues. Net revenues are comprised of gross merchandise sales, shipping income net of returns and advertising revenues. In the second quarter of 1999, net revenues increased to $45.6 million from $6.8 million in the second quarter of 1998, and $34.3 million in the first quarter of 1999. The increases in net revenues were due to significant growth in the our customer base, an expanded selection of merchandise offered and an increase in the number of auctions per week. We intend to increase advertising to drive additional traffic to our Website, further allowing us to broaden our customer base, increase the number of auctions per week and expand the selection and number of items offered.

     Gross Profits. Gross profits are comprised of net revenues minus the cost of merchandise, shipping and shipping-related expenses, net of returns. Gross profits are affected by our ability to cost-effectively source merchandise and attract sufficient traffic to our Website to achieve a favorable balance between the number of bidders and the amount of merchandise auctioned. In the second quarter of 1999, gross profits increased to $4.0 million from $496,000 in the second quarter of 1998, and $3.0 million in the first quarter of 1999. As a percent of net revenues, gross profit for the second quarter of 1999 was 8.7%, consistent with the first quarter of 1999 and an increase from 7.4% in the second quarter of 1998 when we were beginning operations and offering significantly fewer auctions and products.

     Operating Expenses. Operating expenses have increased significantly since our Inception. This trend is expected to continue as we continue to expand our operations to increase our customer base, enhance our brand name and increase our market share, all of which will require significant increases in marketing and advertising, additional personnel, enhancements to our Website and further development of our infrastructure. Creative has provided us with administrative (accounting, human resources, legal) (through June 7, 1999), warehousing and distribution (through June 1999), Internet/telecom and joint marketing services. The costs of these services as a percent of total operating expenses have declined each quarter since our inception. We expect that these costs will continue to decline as a percent of total operating expenses and in absolute dollars in the future. Since the time of the spin-off, we have had to engage third parties and have such services performed by our personnel. We do not expect that the costs associated with the transition to internal and third party administration and transaction processing will be material.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for sales and marketing personnel. In the second quarter of 1999, sales and marketing expenses increased to $3.9 million from $413,000 in the second quarter of 1998 and $2.7 million in the first quarter of 1999. Sales and marketing expenses as a percent of net revenues were 8.7% for the second quarter of 1999, an increase from 6.1% in the second quarter of 1998 and 7.6% in the first quarter of 1999. These expenses have increased due to increasing advertising expenditures and personnel additions. We expect sales and marketing expenses to increase significantly in absolute dollars as we increase our customer base.

     Technology and Development. Technology and development expenses consist primarily of payroll and related expenses for systems personnel who develop the our Website and related systems, charges from Creative relating to hosting of our Website and Internet/telecom operations, and amortization of capitalized software development costs. Creative has been responsible for hosting our Website and for Internet/telecom operations. Creative has charged us rates that management believes are no less favorable than that which could be obtained from a third party. In the second quarter of 1999, technology and development expenses increased to $1.1 million from $263,000 in the second quarter of 1998 and $644,000 in the first quarter of 1999. Technology and development costs as a percent of net revenues were 2.4% for the second quarter of 1999, a decrease from 3.9% in the second quarter of 1998 when initial investments related to our Website and related systems were relatively high as a percentage of net revenues. Technology and development expenses as a percentage of sales increased however, from 1.9% in the first quarter of 1999 due to increased staffing and associated costs relating to enhancing the features and functionality of our Website and related systems.

     General and Administrative. General and administrative expenses consist primarily of credit card processing, payroll and related expenses, warehousing and distribution, merchandising, customer service, accounting and administration, executive and other general corporate expenses. Until the spin-off date, Creative provided certain general and administrative services for credit card processing, accounting and benefits administration. In the second quarter of 1999, general and administrative expenses increased to $3.4 million from $757,000 in the second quarter of 1998, and $2.4 million in the first quarter of 1999. General and administrative expenses have increased primarily due to hiring additional personnel and related costs to support increased sales such as credit card processing and distribution costs. General and administrative expenses as a percent of net revenues were 7.4% in the second quarter of 1999, decreasing from 11.2% in the second quarter of 1998 and 6.8% in the first quarter of 1999. We expect general and administrative expenses to increase in absolute dollars in the future as we expands our operations.

     Stock Option Compensation Expense. Prior to our initial public offering, we had granted 1,038,278 options to purchase Common Stock at prices less than the $15.00 per share initial public offering price. These options were exercisable only in the event of a successful initial public offering or sale of our Company. The completion of the initial public offering on December 4, 1998 caused a new measurement date to occur, requiring us to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. Based upon the difference between the IPO price of $15.00 per share and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, the total compensation charge will be approximately $13.3 million, which will be amortized over the vesting periods of the outstanding options. We recognized approximately $885,000 and $934,000 of this charge to compensation in the first and second quarters of 1999.

     Income Taxes. We had a net loss since our inception in 1997 and expect to incur losses for the foreseeable future. No benefit for income taxes was provided in 1997 or 1998 due to the uncertainty of realization of these benefits in future years.

     Net Loss. Based on the foregoing information, we had a net loss of $5.2 million for the second quarter ending June 30, 1999, $993,000 in the second quarter of 1998, and $3.4 million in the first quarter of 1999. The loss in the second quarter of 1999 was due in part to investments in infrastructure as we continued to expand our sales operations and a non-cash charge for amortization of stock compensation expense related to pre-IPO stock options. We expect to continue to experience losses for the foreseeable future as we continue to make significant investments in building our customer base and operating infrastructure.

Six Months Ended June 30, 1999 and 1998

     Net Revenues. Net revenues increased to $79.9 million from $8.8 million in the first half of 1998. The increase in net revenues was due to significant growth in our customer base, an expanded selection of merchandise offered and an increase in the number of auctions per week.

     Gross Profits. Gross profits increased to $6.9 million from approximately $680,000 in the first half of 1998. As a percent of net revenues, gross profit in the first half of 1999 was 8.7%, compared to 7.7% in the first half of 1998. Gross profit percentage increased due to expansion into new higher margin product categories.

     Sales and Marketing. Sales and marketing expenses increased to $6.6 million from approximately $557,000 in the first half of 1998. Sales and marketing expenses as a percent of net revenues were 8.3% for the first half of 1999, an increase from 6.3% in the first half of 1998. These expenses have increased due to increasing advertising expenditures and personnel additions.

     Technology and Development. Technology and development expenses increased to $1.6 million from approximately $405,000 in the first half of 1998. Technology and development costs as a percent of net revenues were 2.0% for the first half of 1999, a decrease from 4.6% in the first half of 1998 when initial investments in our Website and related systems were relatively high as a percentage of net revenues.

     General and Administrative. General and administrative expenses increased to $5.9 million from $1.5 million in the first half of 1998. General and administrative expenses have increased primarily due to hiring additional personnel and related costs to support increased sales such as credit card processing and distribution costs. General and administrative expenses as a percent of net revenues were 7.3% compared to 17.2% in the first half of 1998.

     Stock Option Compensation Expense. Based upon the difference between the IPO price of our common stock of $15.00 per share and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, we expect to recognize a compensation charge of $13.3 million, which will be amortized over the vesting periods of the outstanding options. We recognized $1.8 million of this charge to compensation in the first half of 1999.

     Income Taxes. We have had a net loss since our inception in 1997 and expect to incur losses for the foreseeable future. No benefit for income taxes was provided in 1997 or 1998 due to the uncertainty of realization of these benefits in future years.

     Net Loss. Based on the foregoing information, we had a net loss of $8.5 million for the first half of 1999 and $1.9 million in the first half of 1998. The loss in the first half of 1999 was due in part to investments in infrastructure as we continued to expand our sales operations and a non-cash charge for amortization of stock compensation expense related to pre-IPO stock options.

Liquidity and Capital Resources

     Prior to our December 1998 IPO, we financed our operations with advances from Creative and cash flow from operations. The net proceeds from our IPO were $23.8 million.

     Net cash used in operating activities was $3.9 million and $1.4 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999, the net decrease in cash from operating activities was due to a net loss of $8.5 million after the non-cash compensation charge of $1.8 million, an increase in inventories of $1.4 million, a reduction of approximately $873,000 in the amount of short-term advances from Creative, an increase in prepaid expenses of approximately $816,000 and an increase in accounts receivable of approximately $796,000. This decrease was partially offset by an increase in accounts payable of $3.4 million and an increase in accrued marketing and other accrued expenses of $3.1 million.

     Cash used in investing activities was $1.4 million and approximately $37,000 for the six months ended June 30, 1999 and 1998, respectively, due to purchases of warehousing, systems and office equipment.

     We anticipate that we will have negative cash flows for the foreseeable future. Creative advanced cash to us for our operations until the consummation of our IPO. Upon consummation of the IPO, those advances were converted into a note payable to Creative. The outstanding balance on the note bears interest at the prime rate and will be repaid in June 2000. For the six months ended June 30, 1999, interest income of $551,000 earned on the remaining proceeds of the IPO was offset by interest expense of approximately $137,000 on the note payable to Creative. Net proceeds from our IPO are being used for working capital needs, including advertising and brand development for growth, as well as development of our infrastructure. Through June 30, 1999, we incurred expenses related to establishing ourselves as an independent company of approximately $200,000 and estimate that we will need to spend a total of approximately $1.8 million in capital expenditures to fully establish ourselves as an independent company. These expenditures will include warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. We expect to fund the purchase of this equipment with working capital. Our primary hardware systems currently are located in Torrance, California. In March 1999, we entered into an agreement with Exodus Communications to co-locate our servers in Chicago, Illinois. Although we anticipate continuing to use our current shareware systems in Torrance for the near term, we intend to purchase its own hardware and software systems, by the end of 1999, at an estimated cost of approximately $1 million. In addition, we plan to install new database management software, purchase new enterprise software and upgrade our existing systems over the next nine months at a total estimated cost of approximately $3.3 million. We expect to fund the purchase of this equipment with working capital.

     We intend to retain any earnings for the foreseeable future for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our Common Stock to our stockholders for the foreseeable future. In addition, it is probable that any debt financing agreements we may enter into will contain restrictions on our ability to declare dividends.

     On July 20, 1999, we filed a registration statement with the SEC to register 2,300,000 shares of our common stock for sale in a public offering. We believe that the net proceeds from our IPO and our recently filed public offering will satisfy our working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurance that the recently filed offering will be consummated or that we will not require additional funds prior to the expiration of such period. Even if such additional funds are not required, we may seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

     Our ability to raise equity capital within the next two years may be limited as a result of statutory and contractual restrictions relating to the spin-off. For a discussion of these restrictions and the risks they present, see the investment consideration captioned "We are subject to restrictions on our ability to issue equity securities, which may limit our ability to grow our business and compete effectively."

Year 2000 Issues

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

     We may realize exposure and risk if the systems for which we are dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with which we transact business, certain products purchased from third parties for resale, the supply and distribution chain for products we sell, and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, we have established an internal project team comprised of all functional disciplines. This project team has identified internal systems (both information technology and non-information technology systems) that are not year 2000 compliant, has determined their significance in the effective operation of our business, and has developed plans to resolve the issues where necessary. We have been communicating with the suppliers and others with whom we do business to assess their year 2000 readiness. The responses we have received to date generally have indicated that steps are currently being undertaken by the respondents to address this concern. However, if such third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on our business and financial condition.

     Initial review of the newest version of our principal transaction processing software through which nearly all of our business is transacted has determined it to be year 2000 compliant and, upon implementation of this version, we do not anticipate any material adverse operational issues to arise. We have substantially completed of our year 2000 assessment for critical systems. We have begun to implement the newest version of our principal transaction processing software and expect to complete the implementation before the end of the third quarter of 1999. To date, the costs we have incurred with respect to this project are approximately $200,000. Based on current estimates, management expects that our costs in connection with our year 2000 compliance project will be approximately $500,000 and will be financed from general corporate funds; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of our year 2000 project. The anticipated costs associated with our year 2000 compliance program does not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement our contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised of external consulting fees and software and hardware upgrades. The redeployment of internal data processing resources is not expected to materially delay any significant projects.

     We believe our auction software to be year 2000 compliant; however, full compliance will be verified by an external consultant no later than the end of the third quarter of 1999. We currently run various third party applications that require year 2000 updates. These are available and are expected to be implemented no later than the end of the third quarter of 1999. Some of the products we have sold may prove to be year 2000 non-compliant. While we do not expect to have any material product liability associated with the sale of these products, as the seller we cannot be certain that it will not incur some expenses to remediate these products. We have begun developing contingency plans for each department in the event that any critical systems are not year 2000 compliant. Upon completion of this project, if systems material to our operations have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on our business, financial condition and results of operations.

                           INVESTMENT CONSIDERATIONS

     You should carefully consider the risks described below before making a decision to invest in our common stock. If any of the following risks actually occur, our business, prospects, financial condition and results of operations could be materially adversely affected. This could cause the trading price of our stock to decline, and you may lose all or part of your investment.

     This report contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements.

We have a limited operating history and may experience risks encountered by early-stage companies

     We began conducting auctions on the Internet in December 1997.
Accordingly, we have a very limited operating history for you to use in evaluating our business. Our business and prospects must be considered in light of the risks, expenses and difficulties that companies encounter in the early stages of development, particularly companies in new and rapidly evolving markets like the Internet. These risks include our ability to:

     .    manage our growth effectively;

     . anticipate and adapt to the rapid changes that characterize our market;

     .    maintain and increase levels of traffic to our Website;

     .    continue to develop and upgrade our technology and customer service;

     .    offer products for auction that will meet consumer demand;

     .    expand our supplier network;

     .    respond to competitive developments in our market; and

     . continue to identify, attract, retain and motivate qualified personnel.

We are subject to restrictions on our ability to issue equity securities, which may limit our ability to grow our business and compete effectively

     In June 1999, Creative Computers completed a spin-off of our stock to its stockholders, which was structured as a tax-free spin-off under Section 355 of the Internal Revenue Code. Section 355 generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. To ensure that any sale of additional equity securities will not cause the spin-off to lose its tax-free status for federal income tax purposes, we have agreed to various restrictions on our ability to issue or repurchase our equity securities until three years following the spin-off that are more limiting than the 50% restriction imposed under
Section 355. In connection with the spin-off, we agreed that we will not take the following actions without permission of Creative or unless we obtain a favorable IRS letter ruling that such actions will not affect the tax-free status of the spin-off:

     . until June 8, 2001, we will not issue common stock and other equity securities that would cause the number of shares of common stock distributed by Creative in the spin-off to constitute less than 60% of our outstanding common stock; and

     . after this period until June 8, 2002, we will not issue additional shares of common stock and other equity securities that would cause the number of shares of our common stock distributed by Creative in the spin-off to constitute less than 55% of our outstanding common stock.

     The absence of IRS regulations under Section 355 has created some uncertainty as to the application of these rules. In light of this uncertainty, and consistent with the existing restrictions described above, for at least the next two years, we are limited in our ability to issue additional equity securities or options to raise capital, acquire other companies or retain or recruit key employees. The same restrictions are generally applicable to any proposed repurchases of our common stock. The restrictions described above do not preclude us from issuing debt securities that are not convertible into common stock or other equity securities.

     We have agreed to indemnify Creative for any tax liability suffered by Creative arising out of actions by us after the distribution that would cause the distribution to lose its qualification as a tax-free distribution or to be taxable to Creative for federal income tax purposes. If the spin-off were taxable due to our actions, we would face a very large indemnity obligation to Creative, which would have a significant material adverse effect on our business and financial condition and may even exceed all of our available capital resources. The existence of this contingent indemnity obligation, particularly because it may be affected to some degree by any material corporate transaction involving us, may make us a less attractive acquisition or merger candidate until the uncertainties of Section 355 are resolved or the restrictions described above expire.

     We require substantial working capital to fund our business. Our working capital requirements and cash flow from operating activities vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. We have experienced negative cash flow from operations and expect this to continue for the foreseeable future. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we are unable to obtain financing in the amounts desired and on acceptable terms, or at all, we may be required to reduce significantly the scope of our presently anticipated advertising and other expenditures, which could harm our growth prospects and adversely affect the price of our stock.

We anticipate continued losses and we may never become profitable

     We have invested heavily in our technology, Website development, advertising, hiring of personnel and startup costs. As a result, we have incurred significant net losses since our inception and we expect to continue to incur losses for the foreseeable future. We had an accumulated deficit of approximately $19.0 million at June 30, 1999. We intend to expend significant financial and management resources on:

     .    developing our brand;

     .    marketing and advertising our business;

     .    developing our Website;

     .    building and maintaining strategic relationships; and

     .    developing and improving our technology and operating infrastructure.

     We also expect to incur additional losses as a result of our significant increase in marketing and promotional expenses. Because we historically have operated at a loss, our ability to achieve profitability given our planned investment levels depends upon our ability to generate and sustain substantially increased levels of net revenue. In addition, we plan to continue to increase our operating expenses significantly to:

     .    increase our customer base;

     .    increase the size of our staff;

     .    expand our marketing efforts to enhance our brand image;

     .    increase our visibility on other companies' high-traffic Websites;

     .    purchase larger volumes of merchandise to be sold at auction;

     .    increase our software development efforts; and

     .    support our growing infrastructure.

     We will need to generate significantly increased revenues to achieve profitability, particularly if we are unable to adjust our expenses and increase our profit margins. In particular, computer products have been vulnerable to decreased margins as a result of competitive pressures. We derived 77% of our revenues from the sale of computers and related products in the second quarter of 1999. We cannot assure you that we will ever achieve or sustain profitability.

     We have made and expect to continue to make significant investments in infrastructure and personnel in advance of levels of revenue necessary to offset these expenditures. As a result, these expenditures are based on our operating plans and our estimates of future revenues. Our sales and operating results generally depend, among other things, on the volume and timing of orders we receive, which are difficult to forecast. We may be unable to adjust our spending to compensate for any unexpected revenue shortfall.

     Beginning in October 1997, we granted stock options that were exercisable only in the event of a successful initial public offering of our stock or sale of our company. We expect to record a non-cash compensation charge of $13.3 million over the five-year vesting period of the options. We recorded $5.3 million of this charge in the fourth quarter of 1998 and $1.8 million for the six months ended June 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Revenue growth in prior periods may not be indicative of our future growth

     We have achieved significant revenue growth since our inception in 1997. However, our limited operating history makes it difficult to predict future growth. In addition, our operating results may fluctuate significantly in the future, which prevents the meaningful use of period-to-period comparisons of our financial results. Accordingly, you should not rely on past revenue growth rates as a prediction of our future growth.

Our financial results fluctuate and may be difficult to forecast

     Our quarterly revenues, expenses and operating results are unpredictable. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

     . our ability to increase our customer base, manage our inventory mix and the mix of products we are able to offer at auction;

     .    our ability to sell products at auction at the price targets we set;

     .    our ability to control our gross margins;

     . our ability to sell our inventory in a timely manner and maintain customer satisfaction;

     .    the availability and pricing of merchandise from suppliers;

     .    product obsolescence and price erosion;

     . consumer confidence in encrypted transactions in the Internet environment;

     . our ability to obtain cost effective advertising on other entities' Websites;

     . the effectiveness of off-line advertising in generating additional traffic to our Website;

     . the amount and timing of costs relating to expansion of our operations;

     . our ability to introduce new types of merchandise, service offerings or customer services in a competitive environment;

     .    technical difficulties consumers might encounter in using our Website;

     . delays in shipments as a result of computer systems failures, strikes or other problems with our delivery service or credit card processing providers;

     .    the amount of returns of our merchandise; and

     . general economic conditions and economic conditions specific to the Internet and electronic commerce.

     To respond to competitive pressures in our market, we may from time to time make service, marketing or supply decisions or acquisitions that could adversely affect our quarterly operating results. Like other retailers, we may experience seasonality in our business. Due to all of these factors, our operating results may fall below the expectations of securities analysts and investors. This could cause a decline in the trading price of our stock.

We may not be successful in developing brand awareness, and the failure to do so could significantly harm our business and financial condition

     We believe that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the uBid brand will depend largely on our ability to increase our customer base. If suppliers do not perceive us as an effective marketing and sales channel for their merchandise, or if consumers do not perceive us as offering an entertaining and desirable way to purchase merchandise, we will be unsuccessful in promoting and maintaining our brand. In order to attract and retain customers and promote our brand, we expect to increase our marketing and advertising budgets. If we are unable to successfully promote our brand or achieve a leading position in Internet commerce, our business could be significantly harmed.

Our business model is unproven and evolving

     We are continuing to expand the breadth and depth of products and services we offer on our Website. In addition, we recently entered into agreements to expand our auction model to include the business-to-business market. We have expanded our business model and the use of our Website as an advertising medium for services and products of other companies and for promoting new or complementary products and sales formats. In addition, we continue to offer credit to some of our business customers that have been pre-qualified as having appropriate credit ratings. As our business model evolves, we risk diluting our brand, confusing customers and decreasing interest from suppliers. In addition, we could be exposed to additional or new risks associated with these new opportunities. If we are unable to address these risks, our business will be harmed.

Our failure to remain competitive may significantly hinder our growth

     The electronic commerce market is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. We compete with a variety of other companies depending on the type of merchandise and sales format they offer to customers. These competitors include:

     . various Internet auction houses such as Amazon.com Auctions, eBay, ONSALE, Yahoo! Auctions, First Auction, Surplus Auction, Bid.com, WebAuction and Insight Auction;

     . a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, AOL, Cendant, BUY.COM and Shopping.com;

     . a variety of other companies that offer merchandise similar to ours through physical auctions, with which we compete for sources of supply;

     . personal computer manufacturers that have their own direct distribution channels for their excess inventory or refurbished products; and

     . companies with substantial customer bases in the computer and peripherals catalog business, including CDW Computer Centers, PC Connection and Creative Computers, some of which already sell online or may devote more resources to Internet commerce in the future.

     Some of our current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise. In addition, there has been consolidation in our industry, which may continue in the future. Accordingly, it is possible that new competitors or alliances among competitors and suppliers may emerge and rapidly acquire market share. In addition, manufacturers may elect to sell their products directly. Increased competition is likely to reduce our operating margins, cause us to lose market share or diminish our brand. If any of these things occur, our business would be significantly harmed.

     Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we do. As a result, these competitors may be able to secure merchandise from suppliers on more favorable terms than we can. They may be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their merchandise.

We rely on our relationships with other online companies to drive traffic to our Website and promote our brand

     We depend to some extent on relationships with other online companies and expect that our dependence on these relationships will increase in the future. These relationships include:

     . portal arrangements and agreements for anchor tenancy on other companies' Websites;

     .    promotional placements;

     .    sponsorships; and

     .    banner advertisements.

     Generally, these arrangements have terms for up to a year, are not exclusive and do not provide for guaranteed renewal. Our dependence on these relationships include the following risks:

     . competitors may purchase exclusive rights to attractive space on one or more key sites;

     . significant spending on these relationships may not increase our revenues in the time periods we expect or at all;

     . space on other Websites may increase in price or cease to be available to us on reasonable terms or at all;

     . we may not be able to obtain adequate amounts of merchandise to meet demand;

     . our online partners might be unable to deliver a sufficient number of customer visits or impressions; and

     . our online partners could compete with us for limited online auction revenues.

     If any of our arrangements with other online companies is terminated, or if we fail to continue to acquire similar arrangements in the future, our business could be materially harmed.

Our growth and future success depend on our ability to generate traffic to our Website

     Our ability to sell products through our Internet auctions depends substantially on our ability to attract user traffic to our Website. We have traditionally spent significant amounts of money for online advertising to attract and retain users to our Website. As the effectiveness of online advertising decreases, we intend to pursue an off-line advertising campaign through traditional media forms such as print, radio and television. If we are unable to generate traffic to our Website cost effectively, or if our efforts to promote our auctions using both online and off-line media are not successful, our growth and business prospects will be substantially limited.

Our purchased inventory model subjects us to risks of decreased or negative gross margins

     We currently purchase most of our merchandise, and in doing so we assume the inventory and price risks of these products to be sold at auction. These risks are especially significant because much of the merchandise we currently auction is subject to rapid technological change, obsolescence and price erosion. Since we rely heavily on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly through our auctions. We also rely heavily on the ability of our buying staff to purchase inventory at attractive prices relative to resale value and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory.

     Due to the inherently unpredictable nature of auctions, it is impossible for us to determine with certainty whether any item will sell for more than the price we pay for it. Further, because minimum opening bid prices for the merchandise listed on our Website generally are lower than our acquisition costs for the merchandise, we cannot be certain that we will achieve positive gross margins on any given sale. If we are unable to liquidate our purchased inventory rapidly, if our buying staff fails to purchase inventory at attractive prices relative to resale value at auction, or if we fail to predict with accuracy the resale prices for our purchased merchandise, we may be forced to sell our inventory at a discount or at a loss.

If we fail to maintain satisfactory relationships with our suppliers, or are unable to obtain sufficient quantities of merchandise, our business would be materially harmed

     We depend upon our suppliers to provide us with merchandise for sale through our Internet auctions. The availability of merchandise can be unpredictable. Since our inception, we have sourced merchandise from over 300 suppliers. Merchandise acquired from 20 of these suppliers represented approximately 58% of our gross merchandise sales for the second quarter of 1999. We do not have long-term supply contracts with any of our suppliers. We cannot be certain that our current suppliers will continue to sell merchandise to us or otherwise provide merchandise for sale in our auctions. We also cannot be certain that we will be able to establish new supplier relationships that ensure merchandise will be available for auction on our Website.

     A limited number of our suppliers process and ship merchandise directly to our customers. We have limited control over their shipping procedures, and shipments by these suppliers could be delayed by factors that are beyond our control. Most merchandise we sell carries a warranty supplied either by the manufacturer or the supplier. In addition, although we are not obligated to accept merchandise returns, we could be compelled to accept returns from customers without receiving reimbursements from the suppliers or manufacturers if their warranties are not honored. Our business will be significantly harmed if we are unable to develop and maintain satisfactory relationships with suppliers on acceptable commercial terms, if we are unable to obtain sufficient quantities of merchandise, if the quality of service provided by these suppliers falls below a satisfactory standard or if our level of returns exceeds our expectations.

We rely on third parties to maintain our critical systems and, if these third parties fail to adequately perform their services, we could experience disruptions in our operations

     We rely on a number of third parties for Internet and telecommunications access, delivery services, credit card processing and software services. We have limited control over these third parties and no long-term relationships with any of them. For example, we do not own a gateway onto the Internet, but instead we rely on Pacific Bell to connect our Website to the Internet. From time to time, we have experienced temporary interruptions in our Website connection and our telecommunications access. Slow Internet transmissions or prolonged interruptions in our Website connection or telecommunications access would materially harm our business.

     We use UPS and Federal Express delivery services for substantially all of our products. Should either or both be unable to deliver our products for a sustained time period as a result of a strike or other reason, our business would be harmed. In addition, we could experience delays in shipment due to computer systems failures or other problems related to our third-party service providers.

     Our internally developed auction software depends on operating system, database and server software that was developed and produced by and licensed from third parties. We have from time to time discovered errors and defects in the software from these third parties and we rely to some extent on these third parties to correct errors and defects in a timely manner. If we are unable to develop and maintain satisfactory relationships with these third parties on acceptable commercial terms, or if the quality of products and services provided by these third parties falls below a satisfactory standard, we could experience disruptions in our operations.

Our business may suffer from capacity constraints or system interruptions

     A key element of our strategy is to generate a high volume of traffic to our Website. Our revenues depend substantially on the number of customers who use our Website to purchase merchandise. Accordingly, the satisfactory performance, reliability and availability of our Website, transaction-processing systems, network infrastructure and delivery and shipping systems are critical to our operating results, as well as to our reputation and ability to attract and retain customers and maintain adequate customer service levels.

     Periodically, we have experienced minor systems interruptions, including Internet disruptions, which we believe may continue to occur from time to time. Any systems interruptions, including Internet disruptions, that make our Website inaccessible or reduce our order fulfillment performance would reduce the volume of goods we are able to sell, which could harm our business. We are continually enhancing and expanding our transaction-processing systems, network infrastructure, delivery and shipping systems and other technologies to accommodate a substantial increase in the volume of traffic on our Website. We cannot assure you that we will be successful in these efforts or that we will be able to accurately project the rate or timing of increases, if any, in the use of our Website or timely expand and upgrade our systems and infrastructure to accommodate these increases. We cannot assure you that our network or our suppliers' networks will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if our Website traffic increases. If we fail to achieve or maintain our capabilities for high capacity data transmission, consumer demand for our services could decline.

Our failure to manage growth effectively could adversely affect our business and financial condition

     We have rapidly expanded our operations in a short period of time and anticipate that we will have to continue this expansion to address potential market opportunities. Our rapid growth has significantly strained our management, operational and financial resources. We have expanded from two employees at our inception to 197 employees and 57 full-time equivalent contract personnel at June 30, 1999, and our sales increased from approximately $9,000 in the period from our inception to December 31, 1997 to over $79.9 million in the first half of 1999. We expect to continue to add additional key personnel in the future. Increases in the number of employees and the volume of merchandise sales have placed significant demands on our management.

     To manage our expected growth, we will have to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls. We also will have to maintain our relationships with the following parties to maintain control over our strategic direction in a rapidly changing environment:

     .    merchandise suppliers;

     .    freight companies;

     .    warehouse operators;

     .    other Websites; and

     .    Internet service providers.

     We cannot assure you that our current personnel, systems, procedures and controls will be adequate to support our future operations. We also cannot assure you that our management will be able to identify, hire, train, retain, motivate and manage required personnel or that our management will be able to manage and exploit existing and potential market opportunities successfully. If we are unable to manage our growth effectively, our business will be harmed.

We may not be able to sustain or grow our business unless we keep up with rapid technological changes

     The Internet and electronic commerce industries are characterized by:

     .    rapidly changing technology;

     .    changes in consumer demands;

     . frequent introductions of new services or products that embody new technologies; and

     . evolving industry standards and practices that could render our Website and proprietary technology obsolete.

     Our future performance will depend, in part, on our ability to license or acquire leading technologies, enhance our existing services and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Developing Website and other proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our Website and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

Increasing governmental regulation of the Internet could adversely affect our business

     We are currently not regulated by any government agency, other than regulations applicable to businesses generally, laws applicable to auction companies and auctioneers, and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, sales tax, and characteristics and quality of products and services. Furthermore, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet. New laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for our Internet auctions and increase our cost of doing business. The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, auction regulation, sales tax, libel and personal privacy is uncertain and may take years to resolve.

     The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, it is possible that future laws imposing taxes or other regulations on commerce over the Internet could substantially impair the growth of electronic commerce and as a result have a negative effect on our business.

     In addition, because our service is available over the Internet in multiple states and because we sell merchandise to numerous consumers resident in multiple states, we could be required to qualify to do business as a foreign corporation in each state in which our services are available. We are qualified to do business in only three states, and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business.

Our business may be adversely affected if we lose key personnel

     Our future performance depends substantially on the continued service of our senior management and other key personnel. In particular, our success depends upon the continued efforts of our management personnel, including our CEO and President, Gregory K. Jones and other members of our senior management team. We have a long-term employment agreement with only one of our key personnel, Gregory K. Jones, and have no key person life insurance.

Our business will suffer if we do not attract and retain additional highly skilled personnel

     To meet our expected growth and to operate independently, we believe that our future success will depend upon our ability to hire, train and retain other highly-skilled personnel. Competition for quality personnel is intense. We cannot be sure that we will be successful in hiring, assimilating or retaining the necessary personnel, and our failure to do so could adversely affect our business and financial condition.

Most of our computer hardware currently is located at a single site and is vulnerable to the risk of system failure or physical damage

     Our success depends substantially upon our communications hardware and computer hardware, substantially all of which are located currently at a leased facility in Torrance, California. Our systems are vulnerable to damage from earthquake, fire, flood, power loss, telecommunication failure, break-in and similar events. We currently have back-up systems, but they are all at the same site in Torrance. We plan to add a second site outside of California in 1999 and have entered into an agreement with Exodus Communications to co-locate our servers in Chicago, Illinois. There may be interruptions in our systems while a second site is being established, and a substantial interruption in our systems would have a material adverse effect on our business and financial condition.

     To date, we have had various interruptions to our service as a result of loss of power and telecommunications connections. Our insurance coverage may not be adequate to compensate us for all losses that may occur as a result of any future service interruptions. Although we have implemented network security measures and firewall security, our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to overload our systems and similar disruptive problems. Any of these things could lead to interruptions, delays, loss of data or cessation in service to our users. If any of these events occur, our business and financial condition could be significantly harmed.

We may suffer disruption in our business because of changes in our systems, facilities and fulfillment activities

     We believe that our success is dependent in large part upon our ability to provide prompt and efficient service to our customers. As a result, any disruption of our day-to-day operations could have a material adverse effect on our business, and any failure of our management information systems or distribution capabilities could impair our ability to receive and process customer orders and ship products on a timely basis.

     We are planning to co-locate our servers by the end of 1999 and develop a back-up site by the end of the second quarter of 2000. We also plan to install new database management software within the next 12 months. We expect to upgrade our software and hardware systems on a continuing basis. We are considering outsourcing warehouse and fulfillment responsibilities for some of our products. The transition to, or upgrading of, our hardware and software systems, the relocation of our servers and the outsourcing of some of our fulfillment activities could result in delays, failures or execution difficulties that could impair our ability to receive and process orders and ship products in a timely manner. We intend to relocate our headquarters to another location in the Chicago area by the end of 1999 and recently signed a lease for this space. Any disruption or interruption of our business or operations caused by such delays or failures or the headquarters relocation could have a material adverse effect on our business.

Concerns about transaction security on the Internet may hinder our business

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology that we license from third parties to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms we use to protect customer transaction data. Any breaches in security could cause a significant decrease in the use of our Website, which would materially harm our business.

     Anyone who can circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We could be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Consumer concerns about the security of electronic commerce and user privacy may also inhibit the growth of the Internet as a means of conducting commercial transactions. To the extent that our activities or the activities of third party contractors involve storing and transmitting proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may not effectively prevent security breaches, and our failure to prevent security breaches could significantly disrupt our operations.

Our business could be adversely affected if we are unable to adequately protect our proprietary technology

     Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. Our uBidSM service mark is registered in the United States. However, we may not be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt product or service names similar to "uBid" or our other service marks or trademarks. Any of these actions by others might impede our ability to build brand identity and could lead to customer confusion. Our inability to protect the name uBid adequately could adversely affect our business and financial condition.

     We rely on copyright laws for protection of our proprietary software and trade secret laws for protection of the source code for our proprietary software. We generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our proprietary information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. A third party might obtain and use our software or other proprietary information without authorization or develop similar software independently. It is difficult for us to police for unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. The laws of other countries may not provide us with adequate or effective protection of our intellectual property.

Other parties have the right to use, distribute and re-license proprietary rights relating to our auction process

     We share ownership of the patent, copyright and other proprietary rights for some of our auction processing and auction management applications, and some general purpose libraries, with two third-party developers. As co-owners of such software and libraries, the two co-developers and uBid have the right to grant licenses covering such software and libraries without the consent or notification of the other co-owners. In addition, the two co-developers have previously granted a license covering such software and libraries to another third party. This licensee has the right to use, distribute, re-license and otherwise modify the licensed source codes without royalties or further payment to any co-developer or other licensee.

We may infringe on third party intellectual property rights and could become involved in costly intellectual property litigation

     We could be sued by other parties claiming infringement by our software or other aspects of our business. We are not currently involved in any claim that would have a material effect on our business. However, any future claims, with or without merit, could impair our business and financial condition because they could:

     .    result in significant litigation costs;

     .    divert resources;

     .    divert the attention of management; or

     . require us to enter into royalty and licensing agreements which may not be available on terms acceptable to us or at all.

     In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation over these issues, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could adversely affect our business and financial condition.

We may experience unexpected expenses or delays in service enhancements if we are unable to license third party technology on commercially reasonable terms

     We rely on a variety of technology that we license from third parties. These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our proprietary software. These delays could significantly harm our business and financial condition.

We may encounter barriers to international expansion, which could limit our future growth and adversely impact our business and financial condition

     We intend to continue to expand our operations internationally. We do not currently have any Website content that has been localized for foreign markets, and we may not be able to establish a global presence. Our expansion into international markets will require significant management attention and financial resources.

     Doing business on a global level carries inherent risks which could adversely impact our business and financial condition, such as:

     .    differing regulatory requirements;

     .    export restrictions;

     .    tariffs and other trade barriers;

     .    difficulties in staffing and managing foreign operations;

     .    difficulties in protecting our intellectual property rights;

     .    longer payment cycles;

     .    problems in collecting accounts receivable;

     .    political instability;

     .    fluctuations in currency exchange rates; and

     .    potentially adverse tax consequences.

     In addition, some types of software that contain encryption technology are restricted by export laws and we could be subject to liability for any violations of these export restrictions. We may not be able to successfully market, sell and distribute our products in foreign markets. One or more of these factors could have a material adverse effect on our future global operations, and consequently, on our business and financial condition as a whole.

We may engage in acquisitions, which could divert management attention and consume resources and have an adverse impact on our business and financial condition

     We may choose to expand our market presence by acquiring complementary businesses. Any future acquisitions would expose us to increased risks, including:

     . risks associated with assimilating new operations, sites and personnel;

     . diversion of resources from our existing businesses, sites and technologies;

     . inability to generate revenues from new sites or content sufficient to offset associated acquisition costs;

     . risks associated with the maintenance of uniform standards, controls, procedures and policies; and

     . impairment of relationships with our employees and customers as a result of integrating new management personnel.

     Acquisitions may also result in additional expenses from amortizing acquired intangible assets or potential businesses. We may not be able to overcome these risks or any other problems with acquisitions. Our inability to overcome these risks could adversely affect our business and financial condition.

Because our agreements with Creative were not subject to arm's-length negotiations, we may not have obtained terms as favorable as we could have obtained from third parties

     We entered into several agreements with Creative before the spin-off, including agreements under which Creative will continue to perform various services, such as Internet and telecommunications services and joint marketing. These services are material to our operations. Because we were a majority-owned, indirect subsidiary of Creative at the time we entered into these agreements, none of these agreements resulted from arm's-length negotiations. Therefore, the terms and conditions of these agreements may not be as favorable to us as we could have obtained from unaffiliated third parties.

     Creative has agreed not to engage in the online Internet auction business in the same format in which we conduct our business until March 2000. After that time, Creative will be able to compete directly or indirectly with us, including by way of acquiring other companies or businesses. Competition from Creative could adversely affect our business and financial condition.

We could be subject to indemnification claims from Creative, which could adversely affect our business and financial condition

     We have agreed to indemnify Creative from all liabilities relating to:

     . any tax liability created by our actions after the spin-off that would cause the spin-off to lose its qualification as a tax-free distribution or to be taxable to Creative for federal income tax purposes;

     . our failure, or the failure of any other person to pay, perform or otherwise promptly discharge any of our liabilities or obligations;

     . any breach by us of any of the agreements we have entered into with Creative relating to the spin-off;

     . any misstatements of material fact contained in the prospectus used in connection with our initial public offering.

     If we are required to indemnify Creative based on any of these claims, we may have to make substantial payments, which could adversely impact our business and financial condition.

Substantial sales of our stock could depress our stock price

     Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. Our spin-off from Creative in June 1999 involved the distribution by Creative to its stockholders of approximately 7.3 million shares of our common stock. In addition, we issued options to purchase approximately 528,313 shares of our common stock to holders of Creative stock options in connection with the spin-off. Except for shares held by our affiliates, all of the shares of common stock that were distributed to Creative's stockholders in the spin-off are eligible for resale in the public market. Two of our principal stockholders, Frank and Sam Khulusi, have agreed not to offer or sell any shares of our common stock for a period of 180 days after the spin-off without the prior consent of the Merrill Lynch.

Provisions of our corporate documents could delay or prevent an acquisition of our company

     Provisions of our certificate of incorporation and bylaws, and provisions of Delaware law, could make it more difficult for a third party to acquire our company, even if an acquisition would be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Our stock price is volatile, which could lead to losses by investors and costly securities litigation

     The trading price of our common stock has been and is likely to be highly volatile and could fluctuate in response to factors such as:

     .    actual or anticipated variations in our quarterly operating results;

     .    announcements of technological innovations;

     .    adoption of new accounting standards affecting the retail industry;

     .    introduction of new services by us or our competitors;

     .    changes in financial estimates by securities analysts;

     .    conditions or trends in the Internet and online commerce industries;

     . changes in the market valuations of other Internet or online service companies;

     . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .    additions or departures of key personnel;

     .    sales of our common stock or other securities in the open market;

     .    other events or factors, many of which are beyond our control.

     The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against these companies. Litigation instituted against us, whether or not successful, could result in substantial costs and a diversion of our management's attention and resources, which would have a material adverse effect on our business and financial condition.

Potential year 2000 problems may involve significant time and expense and could disrupt our operations

     Failure of our internal computer systems or third party hardware or software, or of systems maintained by third parties, to operate properly with regard to the year 2000 and thereafter could cause systems interruptions or loss of data or could require us to incur significant unanticipated expenses to remedy any problems. Presently, we cannot reasonably estimate the duration and extent of any such interruption, or quantify the effect it may have on our future revenue. We are developing but have not yet finalized contingency plans to address the potential failure of our systems and third party systems to be year 2000 compliant.

     If our present efforts to address year 2000 compliance issues are not successful, or if third party suppliers, licensors and providers of hardware, software and services on which we rely do not successfully address such issues, our business, operating results and financial condition would be substantially harmed. Some of the products we have sold may prove to be year 2000 non-compliant. While we do not expect to have any material product liability associated with the sale of these products, as the seller we cannot be certain that we will not incur some expenses to remediate these products. Please refer to our discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

Our principal stockholders, officers and directors can act together to substantially influence our business and policies and delay or prevent a change in our control

     As of July 1, 1999, our directors, executive officers and principal stockholders beneficially owned approximately 29.8% of our outstanding common stock. As a result, these persons will continue to be able to exercise substantial control over all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in our control.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's financial instruments include cash and government repurchase agreements at fixed rates. At August 11, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates. The Company has not entered into any derivative financial instruments. The Company does not have any foreign currency exposure because it does not transact business in foreign currencies.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of uBid, Inc. was held on May 24, 1999. The first matter submitted to a vote of the stockholders at this meeting was the election of two Class I directors. Frank F. Khulusi and Mark C. Layton were elected at the Annual Meeting by the holders of Common Stock by the following votes: (a) Mr. Khulusi: 8,564,935 votes for and 11,526 votes withheld, and (b) Mr. Layton: 8,564,935 votes for and 11,526 votes withheld. The terms of the following directors continued after the meeting: Gregory K. Jones, Howard A. Tullman and Norman K. Wesley. The second matter submitted to a vote and approved by stockholders was the approval of the Company's 1998 Stock Incentive Plan. The vote was as follows: (a) Voting For: 7,650,035, (b) Voting Against: 103,427 shares, (c) Abstentions: 6,132 shares, (d) Not Voting: 816,867 shares. The final matter submitted to a vote and approved by the stockholders was the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year. The votes was as follows: (a) Voting For: 8,566,157 shares, (b) Voting Against: 6,195 shares, and (c) Abstentions: 4,109 shares.

                         PART II.   OTHER INFORMATION

Item 6.  Exhibits And Reports On Form 8-K

     (a)  Exhibits:
          ---------

          The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

     (b)  Reports on Form 8-K:
          --------------------

          The Company filed a current report on Form 8-K dated May 18, 1999 relating to the spin-off of the Company's common stock by Creative Computers, Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1999

                              uBID, INC.

                              By:   /s/ Gregory K. Jones
                                  ----------------------------------------------
                                    Gregory K. Jones
                                    Chairman of the Board, President and
                                    Chief Executive Officer (Principal Executive
                                    Officer)



                              By:   /s/ Thomas E. Werner
                                  ----------------------------------------------
                                    Thomas E. Werner
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
-------
Number                         Description of Exhibit
-------                        ----------------------
10.15+ Program License and Professional Services Agreement, dated as of June 14, 1999, by and between uBid, Inc. and LibertyOne Limited.

27               Financial Data Schedule (for Commission use only)

---------------

+ Confidential treatment has been requested for portions of this agreement pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.