Form 10-Q
period 1999-09-30
UBID INC
filed 1999-11-15
CIK 1064710

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

As of November 10, 1999, there were 11,523,471 shares of Common Stock ($.001 par value) outstanding.

                                  uBID, INC.
                                  FORM 10-Q

                                     INDEX

PART I               FINANCIAL INFORMATION                                                           Page No.
                                                                                                     --------
Item 1.              Financial Statements
                        Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998..       3

                        Statements of Operations for the Three and Nine Months Ended September
                        30, 1999 and 1998 (Unaudited)..............................................       4

                        Statements of Cash Flows for the Nine Months Ended September 30, 1999 and
                        1998 (Unaudited)...........................................................       5

                        Notes to Financial Statements (Unaudited)..................................       6

Item 2.              Management's Discussion and Analysis of Financial Condition and Results
                        of Operations..............................................................       8

Item 3.              Quantitative and Qualitative Disclosures About Market Risk....................      27

PART II              OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K..............................................      28

SIGNATURES.........................................................................................      29

EXHIBIT INDEX......................................................................................      30

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   uBid, Inc.
                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                                 September 30,             December 31,
                                                                                ---------------           --------------
                                                                                     1999                      1998
                                                                                ---------------           --------------
ASSETS                                                                            (unaudited)
Current assets:
Cash.........................................................................          $ 61,516                 $ 26,053
Accounts receivable, net of allowances of $41 and $20, respectively..........             1,373                      623
Merchandise inventories......................................................            14,668                    7,235
Prepaid expenses and other assets............................................             1,665                      195
                                                                                       --------                 --------
   Total current assets......................................................            79,222                   34,106
Fixed assets, net............................................................             2,699                      519
                                                                                       --------                 --------
   Total assets..............................................................          $ 81,921                 $ 34,625
                                                                                       ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.............................................................          $ 16,981                 $  9,013
Accrued expenses and other current liabilities...............................             5,619                    2,371
Due to Creative..............................................................               391                    1,277
                                                                                       --------                 --------
   Total current liabilities.................................................            22,991                   12,661
Note payable to the Creative.................................................             3,331                    3,331
Stockholders' equity (deficit):
Preferred Stock; $.001 par value; 5,000,000 shares authorized; no shares
 issued or outstanding.......................................................                --                       --

Common Stock; $.001 par value; 20,000,000 shares authorized;
 11,487,581 and 9,146,833 shares issued and outstanding as of September 30,
 1999 and December 31, 1998, respectively....................................                 4                        2

Additional paid-in-capital...................................................            85,373                   37,138
Deferred compensation expense................................................            (5,267)                  (8,025)
Accumulated deficit..........................................................           (24,511)                 (10,482)
                                                                                       --------                 --------
   Total stockholders' equity................................................            55,599                   18,633
                                                                                       --------                 --------
   Total liabilities and stockholders' equity................................          $ 81,921                 $ 34,625
                                                                                       ========                 ========

                     See notes to the financial statements
                                   uBid, Inc.
                            STATEMENTS OF OPERATIONS
                  (unaudited, in thousands, except share data)


                                                                   Three Months Ended          Nine Months Ended
                                                                     September 30,                September 30,
                                                               -------------------------   -------------------------
                                                                  1999          1998          1999           1998
                                                               -----------   -----------   -----------   -----------
Net revenues................................................   $   55,123    $   15,299    $  135,030     $   24,125
Cost of revenues............................................       49,560        14,046       122,522         22,192
                                                               ----------    ----------    ----------     ----------
Gross profit................................................        5,563         1,253        12,508          1,933
Operating expenses:
   Sales and marketing......................................        4,878           796        11,484          1,353
   Technology and development...............................        1,160           289         2,735            694
   General and administrative...............................        4,279         1,188        10,152          2,707
   Stock based compensation.................................          939            --         2,758             --
                                                               ----------    ----------    ----------     ----------
       Total operating expenses.............................       11,256         2,273        27,129          4,754
                                                               ----------    ----------    ----------     ----------
Loss from operations........................................       (5,693)       (1,020)      (14,621)        (2,821)
Interest income.............................................          246            --           796             --
Interest expense to Creative................................          (67)          (72)         (204)          (159)
                                                               ----------    ----------    ----------     ----------
              Net interest income (expense).................          179           (72)          592           (159)
                                                               ----------    ----------    ----------     ----------
Loss before income taxes....................................       (5,514)       (1,092)      (14,029)        (2,980)
Provision for income taxes..................................           --            --            --             --
                                                               ----------    ----------    ----------     ----------
Net loss....................................................   $   (5,514)   $   (1,092)   $  (14,029)    $   (2,980)
                                                               ==========    ==========    ==========     ==========
Basic and diluted net loss per share........................        $(.60)        $(.15)       $(1.53)         $(.41)
                                                               ==========    ==========    ==========     ==========
Shares used to compute basic and diluted net loss per share.    9,213,278     7,329,883     9,169,258      7,329,883


                     See notes to the financial statements
                                   uBid, Inc.
                            STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                     ----------------------------------
                                                                                         1999                  1998
                                                                                     --------------        ------------
Cash flows from operating activities:
 Net loss.......................................................................           $(14,029)            $(2,980)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization..................................................                258                 101
 Non cash compensation expense..................................................              2,758                  --
 Changes in operating assets and liabilities:
   Accounts receivable, net.....................................................               (750)               (490)
   Merchandise inventories, net.................................................             (7,433)             (4,496)
   Prepaid expenses and other assets............................................             (1,470)                 10
   Accounts payable.............................................................              7,968               4,760
   Accrued expenses and other current liabilities...............................              3,248                 871
   Due to Creative..............................................................               (886)                 --
                                                                                           --------             -------
Net cash (used in) provided by operating activities.............................            (10,336)             (2,224)
Cash flows from investing activities:
 Purchases of property and equipment............................................             (2,438)                (75)
                                                                                           --------             -------
Net cash used in investing activities...........................................             (2,438)                (75)
Cash flows from financing activities:
 Advances from Creative.........................................................                 --               3,038
 Deferred offering costs........................................................                 --                (739)
 Issuance of common stock.......................................................             48,237                  --
                                                                                           --------             -------
Net cash provided by financing activities.......................................             48,237               2,299
                                                                                           --------             -------
Net change in cash and cash equivalents.........................................             35,463                  --
Cash and cash equivalents at beginning of period................................             26,053                  --
                                                                                           --------             -------
Cash and cash equivalents at end of period......................................           $ 61,516             $    --
                                                                                           ========             =======

                     See notes to the financial statements
                                   uBid, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                       (in thousands, except share data)
                                  (unaudited)


1.      Description of Company and Summary of Significant Accounting Policies

Description of Company

     The Company is engaged in the retail sale of merchandise, including new, close-out, and refurbished products, utilizing an interactive online auction. The Company currently specializes in selling primarily brand name computers, consumer electronics, housewares, and sporting goods and memorabilia over the World Wide Web to consumers and small and medium-sized businesses.

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

Revenue Recognition

     The Company sells merchandise from suppliers under one of two types of sales transactions. The Company either purchases merchandise and sells it to customers or sells merchandise to customers under consignment-type revenue sharing agreements with vendors. For the three and nine months ended September 30, 1999, the Company's sales of purchased inventory comprised approximately 87% and 89% of product revenues, respectively, with consignment-type revenue sharing representing approximately 13% and 11% of product revenues, respectively. The Company recognizes revenue for advertising placed on its Website during the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of the period and collection of the
resulting receivable is probable.   The Company recognizes software licensing
revenue when all the criteria of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition are met. The Company recognizes revenue from payments for professional services as the related services are performed.

Accounting for Stock-Based Compensation

     The Company accounts for stock options as prescribed by APB Opinion No. 25 as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Stock Splits

     On June 25, 1998, the Company effected a 100,000-for-1 split of its Common Stock. On November 30, 1998, the Company effected a .7329883-for-1 reverse split of its Common Stock. All Common Stock and per share data have been retroactively adjusted to reflect these stock splits.

Net Loss per Share

     Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue Common Stock were exercised. During the three and nine month periods ended September 30, 1999 and 1998, outstanding options to purchase 2,373,339 and 869,690, respectively, common shares were anti-dilutive and have been excluded from the weighted average share computation.

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and for the three and nine month periods ended September 30, 1998 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1999.

2.   Segment Information

     The Company operates in a single reportable segment as an online auction for computer, consumer electronics and housewares, and sports and recreation products in the United States. The Company's product revenues are divided into two categories; sales of merchandise that has been purchased by the Company and sales of merchandise under consignment-type revenue sharing agreements with vendors. The Company sources its products from over 350 vendors and offers, on average, over 3,900 items in each of its daily auctions. Product offerings are divided into the following four categories, with their corresponding percentage of net product revenues for the three and nine month periods ended September 30, 1998 and 1999:


                                                                                          Nine Months
                                                                  Three Months Ended          Ended
                                                                     September 30,        September 30,
                                                                  ------------------      ------------
                                                                     1999    1998         1999    1998
                                                                     -----   -----        -----   ----
  Computer Products - including desktops, portable computers,          76%    81%          77%    88%
   computer accessories, disk drives, modems, monitors / video equipment, components, printers, scanners, digital cameras, software and home office products.

  Consumer Electronics - including home theater equipment, home        16%    11%          15%     7%
   audio equipment, speakers, televisions, camcorders, VCR's, DVD players, portable audio players and automobile audio equipment.

  Housewares - including kitchen appliances, vacuum cleaners,           4%      8%           5%      5%
   personal care devices, furniture, gifts, photography, jewelry and sunglasses.

  Sports and Recreation - including sports memorabilia, golf and        4%      -            3%      -
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

4.  Follow-On Public Offering of Common Stock

     In September 1999, the Company completed a follow-on public offering of 2,300,000 shares of Common Stock. Based on the offering price of $22.625 per share, the gross proceeds from the offering were $52,038. After commissions paid to the underwriters and other offering costs, the net proceeds were $48,050.


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

Overview

     We operate a leading online auction marketplace offering products to consumers and businesses. Our auctions currently feature a rotating selection of brand name computers, consumer electronics, housewares, sporting goods and memorabilia, and jewelry which typically sell at significant discounts to prices found at traditional retailers. We currently run auctions seven days a week, offering on average over 3,900 total items in each of our daily auctions. From our first auction in December 1997 through September 30, 1999, we auctioned over
1.3 million merchandise units, registered over 791,000 users and recorded more than 78.8 million visits to our Website. Our net loss of $24.5 million from our inception to September 30, 1999 was principally due to investments in infrastructure, sales and marketing expenditures to support future growth, and stock option compensation expense. We expect to continue to experience losses for the foreseeable future as we continue to make significant investments in building our customer base and operating infrastructure including increased expenditures for sales and marketing.

     We obtain merchandise directly from over 350 manufacturers, distributors and retailers. In May 1999, we launched the uBid Auction Community, which provides approved suppliers access to the uBid Website to place products for direct auction to customers. In April and July of 1999, we expanded into the business-to-business market through agreements with Surplus Record, Inc. and Cahners Business Information, a division of Reed Elsevier, Inc., respectively, publishers of business periodicals that cover a wide variety of industries. Through these arrangements, we plan to offer a variety of industrial equipment products for auction to business customers.

     In June 1999, we entered into an agreement with LibertyOne, an Australian media company, to provide LibertyOne access to our auction technology and brand name in exchange for a licensing fee, payments for professional services and future royalties from its auction sales in Australia and New Zealand, with an option to expand into various Southeast Asian markets. In September 1999, we completed our obligations with respect to the transfer of our auction technology
software.   In November 1999, we announced the launch of uBid.com.au, our affiliated website in Australia.

     In August 1999, we entered into an agreement with Infoseek in which we will be a premier online business-to-consumer auction provider. Pursuant to this agreement, co-branded Websites will be developed through the Auction Center on Infoseek's GO Network, which will allow GO Network users access to uBid's consumer product offerings, in exchange for commissions paid by uBid for revenues generated through the Auction Center.

     We either purchase merchandise outright or acquire the right to sell the merchandise under consignment-type relationships with suppliers on a revenue sharing basis. In the case where we purchase merchandise outright, we bear both inventory and price risk. When we acquire merchandise on a revenue sharing basis, title to the inventory passes to us only after the sale, and we invoice the customer and bear the credit and return risks. Under both types of transactions, whether purchased inventory or revenue sharing, we recognize the full sales amount as revenue after we verify the credit card transaction authorization and ship the merchandise. In instances where the credit card authorization has been received but the merchandise has not been shipped, we defer revenue recognition until the merchandise is shipped. We offer credit to some of our business customers that have been pre-qualified as having appropriate credit ratings, and accordingly, we will have to manage the associated risks of accounts receivable expansion and collection.

     In connection with our new agreements with Surplus Record and Cahners, revenue will be recognized on a commission basis. Upon the sale of items under such arrangements, only the commissions will be recorded as revenues. In such cases, we will not bear either inventory or credit risk.

     Through September 30, 1999, we have incurred expenses related to establishing ourselves as an independent company of approximately $300,000 and estimate that we will need to spend a total of approximately $1.8 million in capital expenditures to fully establish ourselves as an independent company. These expenditures will include warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. We expect to fund our purchase of capital equipment with working capital. As of the spin-off date, we terminated a services agreement with Creative, pursuant to which Creative provided us with various administrative services. Since that time, we have engaged third parties to perform some of these services and have had other of the services performed internally by our personnel.

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

     Beginning in October 1997, we granted stock options to attract and retain key employees. These options were exercisable only in the event of a successful initial public offering or sale of our company. The completion of our initial public offering on December 4, 1998 caused a new measurement date to occur, requiring us to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. We will record a non-cash compensation expense charge of $13.3 million in connection with stock options granted prior to the IPO at prices less than the initial public offering price of our Common Stock. The compensation charge will be recognized over the five-year vesting period of such options. Accordingly, we recorded a compensation expense of $5.3 million in the fourth quarter of 1998 and $2.8 million in the first nine months of 1999.


Results of Operations

Third Quarter 1999 Compared to Third Quarter 1998 and Second Quarter 1999

     Net Revenues. Net revenues are comprised of gross merchandise sales including shipping fees, net of returns, software licensing fees and related professional services, and advertising revenues. In the third quarter of 1999, net revenues increased to $55.1 million from $15.3 million in the third quarter of 1998, and $45.6 million in the second quarter of 1999. The increases in net revenues were due to significant growth in our customer base, an expanded selection of merchandise offered, and an increase in the number of auctions per week.

     Gross Profits. Gross profits are comprised of net revenues minus the cost of merchandise, shipping and shipping-related expenses, net of returns. Gross profits are affected by our ability to cost-effectively source merchandise and attract sufficient traffic to our Website to achieve a favorable balance between the number of bidders and the amount of merchandise auctioned. In the third quarter of 1999, gross profits increased to $5.6 million from $1.3 million in the third quarter of 1998, and $4.0 million in the second quarter of 1999. As a percent of net revenues, gross profit for the third quarter of 1999 was 10.1%, an increase from 8.2% in the third quarter of 1998 and 8.7% in the second quarter of 1999. Gross profit as a percentage of net revenues increased in the third quarter of 1999 due to recognition of revenue from a software licensing agreement.

     Operating Expenses. Operating expenses have increased significantly since our inception. This trend is expected to continue as we expand our operations to increase our customer base, enhance our brand name and increase our market share, all of which will require significant increases in marketing and advertising, additional personnel, enhancements to our Website and further development of our infrastructure. Creative had provided us with administrative (accounting, human resources, legal) (through June 1999), warehousing and distribution (through June 1998), Internet/telecom and joint marketing services (through September 1999). The costs of these services as a percent of total operating expenses have declined each quarter since our inception. We expect that these costs will continue to decline as a percent of total operating expenses and in absolute dollars in the future. Since the time of the spin-off, we have had to engage third parties to perform certain administrative and transactional services or have such services performed by our personnel. We do not expect that the costs associated with the transition to internal and third party administration and transaction processing will be material.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for sales and marketing personnel. In the third quarter of 1999, sales and marketing expenses increased to $4.9 million from approximately $796,000 in the third quarter of 1998 and $3.9 million in the second quarter of 1999. Sales and marketing expenses as a percent of net revenues were 8.8% for the third quarter of 1999, an increase from 5.2% in the third quarter of 1998 and 8.7% in the second quarter of 1999. These expenses have increased due to increasing advertising expenditures and personnel additions. We expect sales and marketing expenses to increase significantly both in absolute dollars and as a percentage of revenues in order to increase our customer base. We have established marketing relationships with a number of online companies including AOL,

MSN/LinkExchange, MSN/Hotmail, PCWorld Online, LookSmart, Prodigy, Road Runner, and Bell South to increase our access to online customers and build brand recognition. Under these arrangements, we receive portal positioning, anchor tenancy, promotional placements, sponsorships and/or banner advertisements for a monthly fee. Generally, these agreements have terms up to three years, do not provide for a guaranteed renewal and may be terminated by us without cause. Our payments to these online companies for the quarter ended September 30, 1999 were approximately $1.7 million and our payments for the fourth quarter of 1999 under these agreements will be up to approximately $2.4 million, which does not included certain additional fees such as payments for producing a certain level of new registrations. We expect to enter into additional marketing relationships with other online companies to increase our customer base.

     Technology and Development. Technology and development expenses consist primarily of payroll and related expenses for systems personnel who develop our Website and related systems, charges relating to hosting of our Website and Internet/telecom operations, and amortization of capitalized software development costs. In the third quarter of 1999, technology and development expenses increased to $1.2 million from approximately $289,000 in the third quarter of 1998 and $1.1 million in the second quarter of 1999. Technology and development costs as a percent of net revenues were 2.1% for the third quarter of 1999, an increase from 1.9% in the third quarter of 1998 due to increased staffing and associated costs relating to enhancing the features and functionality of our Website and related systems. Technology and development expenses as a percentage of net revenues decreased however, from 2.4% in the second quarter of 1999.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, warehousing and distribution, credit card processing, accounting and administration, customer service, merchandising, and executive and other general corporate expenses. Until the spin-off date, Creative provided certain general and administrative services for credit card processing, accounting and benefits administration. In the third quarter of 1999, general and administrative expenses increased to $4.3 million from $1.2 million in the third quarter of 1998, and $3.4 million in the second quarter of 1999. General and administrative expenses have increased primarily due to hiring additional personnel and related costs to support increased sales such as credit card processing and distribution costs. General and administrative expenses as a percent of net revenues were 7.8% in the third quarter of 1999, consistent with 7.8% in the third quarter of 1998 and increasing from 7.4% in the second quarter of 1999. We expect general and administrative expenses to increase in absolute dollars in the future as we expand our operations.

     Stock Option Compensation Expense. Prior to our initial public offering, we had granted 1,038,278 options to purchase Common Stock at prices less than the $15.00 per share initial public offering price. These options were exercisable only in the event of a successful initial public offering or sale of our company. The completion of our initial public offering on December 4, 1998 caused a new measurement date to occur, requiring us to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. Based upon the difference between the IPO price of $15.00 per share and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, the total compensation charge will be $13.3 million, which will be amortized over the vesting periods of the outstanding options. We recognized approximately $939,000 of this charge in the third quarter of 1999.

     Income Taxes. We have had a net loss since our inception in 1997 and expect to incur losses for the foreseeable future. No benefit for income taxes was provided in 1997 or 1998 due to the uncertainty of realization of these benefits in future years.

     Net Loss. Based on the foregoing information, we had a net loss of $5.5 million for the third quarter of 1999, increasing from $1.1 million in the third quarter of 1998 and $5.2 million in the second quarter of 1999. The loss in the third quarter of 1999 was due to investments in infrastructure as we continued to expand our sales operations, sales and marketing expenditures, and a non-cash charge for amortization of stock compensation expense related to pre-IPO stock options. We expect to continue to experience losses for the foreseeable future as we continue to make significant investments in building our customer base and operating infrastructure.

Nine Months Ended September 30, 1999 and 1998

     Net Revenues. Net revenues increased to $135.0 million from $24.1 million in the first nine months of 1998. The increase in net revenues was due primarily to significant growth in our customer base, an expanded selection of merchandise offered and an increase in the number of auctions per week.

     Gross Profits. Gross profits increased to $12.5 million from $1.9 million in the first nine months of 1998. As a percent of net revenues, gross profit in the first nine months of 1999 was 9.3%, compared to 8.0% in the first nine months of 1998. Gross Profit percentage increased due to expansion into new higher margin product categories and recognition of revenue from a software licensing agreement.

     Sales and Marketing. Sales and marketing expenses increased to $11.5 million from $1.4 million in the first nine months of 1998. Sales and marketing expenses as a percent of net revenues were 8.5% for the first nine months of 1999, an increase from 5.6% in the first nine months of 1998. These expenses have increased due to increasing advertising expenditures and personnel additions.

     Technology and Development. Technology and development expenses increased to $2.7 million from approximately $694,000 in the first nine months of 1998. Technology and development costs as a percent of net revenues were 2.0% for the first nine months of 1999, a decrease from 2.9% in the first nine months of 1998 when initial investments in our Website and related systems were relatively high as a percentage of net revenues.

     General and Administrative. General and administrative expenses increased to $10.2 million from $2.7 million in the first nine months of 1998. General and administrative expenses have increased primarily due to hiring additional personnel and related costs to support increased sales such as credit card processing and distribution costs. General and administrative expenses as a percent of net revenues were 7.5% compared to 11.2% in the first nine months of 1998.

     Stock Option Compensation Expense. Based upon the difference between the IPO price of our Common Stock of $15.00 per share and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, we expect to recognize a compensation charge of $13.3 million, which will be amortized over the vesting periods of the outstanding options. We recognized $2.8 million of this charge to compensation in the first nine months of 1999.

     Income Taxes. We have had a net loss since our inception in 1997 and expect to incur losses for the foreseeable future. No benefit for income taxes was provided in 1997 or 1998 due to the uncertainty of realization of these benefits in future years.

     Net Loss. Based on the foregoing information, we had a net loss of $14.0 million for the first nine months of 1999 compared to $3.0 million in the first nine months of 1998. The loss in the first nine months of 1999 was due in part to investments in infrastructure as we continued to expand our sales operations and a non-cash charge for amortization of stock compensation expense related to pre-IPO stock options.

Liquidity and Capital Resources

     Prior to our December 1998 IPO, we financed our operations with advances from Creative and cash flow from operations. The net proceeds from our IPO were
$23.8 million.   In September 1999, we completed a follow-on offering of
2,300,000 shares of our Common Stock which yielded net proceeds of $48.1 million.

     Net cash used in operating activities was $10.3 million and $2.2 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999, the net decrease in cash from operating activities was due to a net loss from operations of $14.0 million after the non-cash compensation charge of $2.8 million, an increase in inventories of $7.4 million, an increase in prepaid expenses and other assets of $1.5 million, a reduction of approximately $886,000 in the amount of short-term advances from Creative, and an increase in accounts receivable of approximately $750,000. This decrease was partially offset by an increase in accounts payable of $8.0 million and an increase in accrued expenses and other current liabilities of $3.2 million.

     Cash used in investing activities was $2.4 million and approximately $75,000 for the nine months ended September 30, 1999 and 1998, respectively, due to purchases of warehousing, systems and office equipment.

     Cash flows provided by financing activities were $48.3 million and $2.3 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999, financing activities primarily consisted of proceeds from our follow-on public offering of 2,300,000 shares of Common Stock from which we received $48.1 million, net of underwriting commissions and discounts.

     We anticipate that we will have negative cash flows for the foreseeable future. Creative advanced cash to us for our operations until the consummation of our IPO. Upon consummation of our IPO, those advances were converted into a note payable to Creative. The outstanding balance on the note bears interest at the prime rate and will be repaid on or before June 4, 2000. For the nine months ended September 30, 1999, interest income of approximately $796,000 earned on the proceeds of our public offerings was partially offset by interest expense of approximately $204,000 on the note payable to Creative. Net proceeds from our public offerings are being used for working capital needs, including advertising and brand development for growth, as well as development of our infrastructure. Through September 30, 1999, we incurred expenses related to establishing ourselves as an independent company of approximately $300,000 and estimate that we will need to spend a total of approximately $1.8 million in capital expenditures to fully establish ourselves as an independent company. These expenditures will include warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. We expect to fund the purchase and leasing of this equipment with working capital. In August 1999, we completed the transition to locate our primary Website servers in the Chicago area and plan to develop a fully redundant back-up site by the end of the second quarter of 2000. Most of our back office systems operations are provided through agreements with Creative. Although we anticipate continuing to use our current back office administrative systems in Torrance for the near term, we intend to purchase our own hardware and software systems, by the end of 1999, at an estimated cost of approximately $1 million. In addition, we plan to install new database management software, purchase new enterprise software and upgrade our existing systems over the next 12 months at a total estimated cost of approximately $3.3 million. We expect to fund the purchase of this equipment with working capital.

     We expect to use a substantial amount of our working capital for sales and marketing expenditures to increase our customer base, and we expect sales and marketing expenses to increase significantly both in absolute dollars and as a percentage of revenues. There can be no assurance this will result in levels of increased revenues that justify such expenditures.

     We intend to retain any earnings for the foreseeable future for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our Common Stock to our stockholders for the foreseeable future. In addition, it is probable that any debt financing agreements we may enter into will contain restrictions on our ability to declare dividends.

     We believe that the net proceeds from our IPO and our recent follow-on offering will satisfy our working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurance we will not require additional funds prior to the expiration of such period. If our capital requirements vary materially from those currently planned, we could require additional financing sooner than anticipated. There can be no assurance that any such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

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

     After completing our review of the newest version of our principal transaction processing software through which nearly all of our business is transacted we believe that this software is year 2000 compliant and do not anticipate any material adverse operational issues to arise. We have completed our year 2000 assessment for critical systems and have implemented the newest version of our principal transaction processing software. To date, the costs we have incurred with respect to this project are approximately $400,000. Based on current estimates, management expects that our total costs in connection with our year 2000 compliance project will be approximately $500,000 and will be financed from general corporate funds; however, future costs are difficult to estimate with any certainty and may differ materially from those currently projected based on the results of the assessment phase of our year 2000 project. The anticipated costs associated with our year 2000 compliance program do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement our contingency plans. Management estimates that approximately one half of the expected costs will be attributed to the redeployment of internal resources and the other half will be comprised of external consulting fees and software and hardware upgrades. The redeployment of internal data processing resources is not expected to materially delay any significant projects.

     We believe our auction software to be year 2000 compliant, based on reports we have received from an external consultant. We believe any modifications or additions to our auction software will be made using technologies that are year 2000 compliant. We have implemented year 2000 updates in the various third party applications that we believe required year 2000 updates. Some of the products we have sold may prove to be year 2000 non-compliant. While we do not expect to have any material product liability associated with the sale of these products, as the seller we cannot be certain that we will not incur some expenses to remediate these products.

     We are developing but have not yet finalized contingency plans for each department in the event that any critical systems are not year 2000 compliant. Furthermore, the Internet as a whole, and business conducted on the Internet, may be adversely affected by year 2000 issues. We have no means of assessing such risk. Upon full completion of our year 2000 project, if systems material to our operations have not been made year 2000 compliant, or if third parties fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to restrictions on our ability to issue equity securities, which may limit our ability to grow our business and compete effectively

     In June 1999, Creative Computers completed a spin-off of our stock to its stockholders, which was structured as a tax-free spin-off under Section 355 of the Internal Revenue Code. Section 355(e) generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. To ensure that our sale of additional equity securities will not cause the spin-off to lose its tax-free status for federal income tax purposes, we have agreed to various restrictions on our ability to issue or repurchase our equity securities until three years following the spin-off that are more limiting than the 50% restriction imposed under
Section 355(e). In connection with the spin-off, we agreed that we will not take the following actions without permission of Creative or unless we obtain a favorable IRS letter ruling that such actions will not affect the tax-free status of the spin-off:

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

     While the issuance of shares in the initial public offering and our secondary offering should not affect the tax-free nature of the spin-off, the absence of final IRS regulations under Section 355(e) has created some uncertainty as to the application of these rules to the distribution by Creative of our common stock. As a result, we requested and received Creative's consent to our recent follow-on public offering, as well as an opinion from our outside tax advisors, PricewaterhouseCoopers LLP, that this public offering should not result in the application of Section 355(e) with respect to the spin-off. In light of this uncertainty, and pending final regulations that provide more lenient restrictions, we will be limited for at least two years from the date of the spin-off in our ability to issue additional equity securities or options to raise capital, acquire other companies or retain or recruit key employees. The same restrictions will be generally applicable to any proposed repurchases of our common stock. The restrictions described above will not preclude us from issuing debt securities that are not convertible into common stock or other equity securities. A copy of the opinion described above has been filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on September 1, 1999.

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

     We require substantial working capital to fund our business. Our working capital requirements and cash flow from operating activities vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. We have experienced negative cash flow from operations and expect this to continue for the foreseeable future. We believe our existing capital resources, including the proceeds of our recent public offering, will be sufficient to meet our capital requirements through at least the next 12 months. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we are unable to obtain financing in the amounts desired and on acceptable terms, or at all, we may be required to reduce significantly the scope of our presently anticipated advertising and other expenditures, which could harm our growth prospects and adversely affect the price of our stock.

We anticipate continued losses and we may never become profitable

     We have invested heavily in our technology, Website development, advertising, hiring of personnel and startup costs. As a result, we have incurred significant net losses since our inception and we expect to continue to incur losses for the foreseeable future. We had an accumulated deficit of approximately $24.5 million at September 30, 1999. We intend to expend significant financial and management resources on:


    .  developing our brand;

    .  marketing and advertising our business;

    .  developing our Website;

    .  building and maintaining strategic relationships; and

    .  developing and improving our technology and operating infrastructure.

     We also expect to incur additional losses as a result of our significant increase in marketing and promotional expenses and expect to use a substantial amount of our existing capital resources to increase these expenditures. Because we historically have operated at a loss, our ability to achieve profitability given our planned investment levels depends upon our ability to generate and sustain substantially increased levels of net revenue. In addition, we plan to continue to increase our operating expenses significantly to:


    .  increase our customer base;

    .  increase the size of our staff;

    .  expand our marketing efforts to enhance our brand image;

    .  increase our visibility on other companies' high-traffic Websites;

    .  purchase larger volumes of merchandise to be sold at auction;

    .  increase our software development efforts; and

    .  support our growing infrastructure.

     We will need to generate significantly increased revenues to achieve profitability, particularly if we are unable to adjust our expenses and increase our profit margins. We cannot assure you that we will ever achieve or sustain profitability. In particular, computer products have been vulnerable to decreased margins as a result of competitive pressures. We derived 76% of our product revenues from the sale of computers and related products in the third quarter of 1999.

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

     Beginning in October 1997, we granted stock options that were exercisable only in the event of a successful initial public offering of our stock or sale of our company. We expect to record a non-cash compensation charge of $13.3 million over the five-year vesting period of the options. We recorded $5.3 million of this charge in the fourth quarter of 1998 and $2.8 million for the nine months ended September 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    . the amount and timing of costs relating to expansion of our operations, including sales and marketing expenditures;

    .  amount and timing of costs relating to expansion of our operations;

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

Our failure to remain competitive may significantly hinder our growth

     The electronic commerce market is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. We compete with a variety of other companies depending on the type of merchandise and sales format they offer to customers. These competitors include:

    . various Internet auction houses such as Amazon.com Auctions, eBay, ONSALE, Yahoo! Auctions, First Auction, Surplus Auction, Bid.com, Mercata, TradeOut.com, WebAuction and Insight Auction;

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

    .  promotional placements;

    .  sponsorships; and

    .  banner advertisements.

     Generally, these arrangements have terms for up to three years, are not exclusive, do not provide for guaranteed renewal and may be terminated by us without cause. Our dependence on these relationships includes the following risks:

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

Our growth and future success depend on our ability to generate traffic to our Website

     Our ability to sell products through our Internet auctions depends substantially on our ability to attract user traffic to our Website. We have traditionally spent significant amounts of money for online advertising to attract and retain users to our Website. As the effectiveness of online advertising decreases, we intend to pursue an off-line advertising campaign through traditional media forms such as print, radio and television. We expect our sales and marketing expenses, including expenditures on advertising, to increase significantly as we attempt to generate increased traffic to our website. If we are unable to generate traffic to our Website cost effectively, or if our efforts to promote our auctions using both online and off-line media are not successful, our growth and business prospects will be substantially limited.

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

     If we fail to maintain satisfactory relationships with our suppliers, or are unable to obtain sufficient quantities of merchandise, our business would be materially harmed

     We depend upon our suppliers to provide us with merchandise for sale through our Internet auctions. The availability of merchandise can be unpredictable. Since our inception, we have sourced merchandise from over 350 suppliers. Merchandise acquired from 20 of these suppliers represented approximately 54% of our gross merchandise sales for the third quarter of 1999. We do not have long-term supply contracts with any of our suppliers. We cannot be certain that our current suppliers will continue to sell merchandise to us or otherwise provide merchandise for sale in our auctions. We also cannot be certain that we will be able to establish new supplier relationships that ensure merchandise will be available for auction on our Website.

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

     We rely on third parties to maintain our critical systems and, if these third parties fail to adequately perform their services, we could experience disruptions in our operations

     We rely on a number of third parties for Internet and telecommunications access, delivery services, credit card processing and software services. We have limited control over these third parties and no long-term relationships with any of them. For example, we do not own a gateway onto the Internet. From time to time, we have experienced temporary interruptions in our Website connection and our telecommunications access. Slow Internet transmissions or prolonged interruptions in our Website connection or telecommunications access would materially harm our business.

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

Our failure to manage growth effectively could adversely affect our business and financial condition

     We have rapidly expanded our operations in a short period of time and anticipate that we will have to continue this expansion to address potential market opportunities. Our rapid growth has significantly strained our management, operational and financial resources. We have expanded from two employees at our inception to 283 employees and 26 full-time equivalent contract personnel at September 30, 1999, and our sales increased from approximately $9,000 in the period from our inception to December 31, 1997 to over $135.0 million in the first nine months of 1999. We expect to continue to add additional key personnel in the future. Increases in the number of employees and the volume of merchandise sales have placed significant demands on our management.

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

     The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and other Internet activities. In October 1998, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, it is possible that future laws imposing taxes or other regulations on commerce over the Internet could substantially impair the growth of electronic commerce and as a result have a negative effect on our business.

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

     We plan to install new database management software within the next 12 months and expect to upgrade our software and hardware systems on a continuing basis. We are considering outsourcing warehouse and fulfillment responsibilities for some of our products. The transition to, or upgrading of, our hardware and software systems and the outsourcing of some of our fulfillment activities could result in delays, failures or execution difficulties that could impair our ability to receive and process orders and ship products in a timely manner. We are currently in the process of relocating our headquarters to another location in the Chicago. Any disruption or interruption of our business or operations caused by such delays or failures or the headquarters relocation could have a material adverse effect on our business.

     To date, we have had various interruptions to our service as a result of loss of power and telecommunications connections. Our insurance coverage may not be adequate to compensate us for all losses that may occur as a result of any future service interruptions. Although we have implemented network security measures and firewall security, our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to overload our systems and similar disruptive problems. Any of these things could lead to interruptions, delays, loss of data or cessation in service to our users. If any of these events occur, our business, prospects and financial condition could be significantly harmed.

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

Our business could be adversely affected if we are unable to adequately protect our proprietary technology

     Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. Our uBid(SM) service mark is registered in the United States. However, we may not be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt product or service names similar to "uBid" or our other service marks or trademarks. Any of these actions by others might impede our ability to build brand identity and could lead to customer confusion. Our inability to protect the name uBid adequately could adversely affect our business and financial condition.

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

     . any breach by us of any of the agreements we have entered into with Creative relating to the spin-off; and

     . any misstatements of material fact contained in the prospectus used in connection with our initial public offering.

     If we are required to indemnify Creative based on any of these claims, we may have to make substantial payments, which could adversely impact our business and financial condition.

Substantial sales of our stock could depress our stock price

     Sales of substantial amounts of our common stock in the public market, or the perception that these sales might occur, could materially and adversely affect the market price of our common stock or our future ability to raise capital through an offering of our equity securities. Our spin-off from Creative in June 1999 involved the distribution by Creative to its stockholders of approximately 7.3 million shares of our common stock. In addition, we issued options to purchase approximately 528,313 shares of our common stock to holders of Creative stock options in connection with the spin-off. Except for shares held by our affiliates, all of the shares of common stock that were distributed to Creative's stockholders in the spin-off are eligible for resale in the public market. Two of our principal stockholders, Frank and Sam Khulusi, have agreed not to offer or sell any shares of our common stock until December 23, 1999 without the prior consent of Merrill Lynch.

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

     .  sales of our common stock or other securities in the open market; and

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

Our principal stockholders, officers and directors can act together to substantially influence our business and policies and delay or prevent a change in our control

     As of October 1, 1999, our directors, executive officers and principal stockholders beneficially owned approximately 24.3% of our outstanding common stock. As a result, these persons will continue to be able to exercise substantial control over all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in our control.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's financial instruments include cash and government
repurchase agreements at fixed rates.   At November 11, 1999, the carrying
values of the Company's financial instruments approximated their fair values based on current market prices and rates. The Company has not entered into any derivative financial instruments. The Company does not have any foreign currency exposure because it does not transact business in foreign currencies.


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

Dated: November 15, 1999

                                  uBID, INC.


                                  By: /s/ Gregory K. Jones
                                      ------------------------------------
                                      Gregory K. Jones
                                      Chairman of the Board, President and
                                      Chief Executive Officer (Principal
                                      Executive Officer)



                                  By: /s/ Thomas E. Werner
                                      -------------------------------------
                                      Thomas E. Werner
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                          Description of Exhibit
------                          ----------------------
10.16     Office Lease between 8550 Bryn Mawr, LLC and uBid, Inc. (Incorporated by reference to the exhibit with the same number to the Company's
          Registration Statement on Form S-1 (No. 333-83319), on file with
          Securities and Exchange Comission).

10.17     Letter Agreement, dated as of August 16, 1999, between Thomas E.
          Werner and uBid, Inc.*

10.18     Letter Agreement, dated as of August 17, 1999, between Timothy E.
          Takesue and uBid, Inc.*

27        Financial Data Schedule (for Commission use only)

----------
* The referenced exhibit is a compensatory contract, plan or arrangement.