Form 10-K
period 1999-12-31
UBID INC
filed 2000-03-30
CIK 1064710

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999   Commission File Number:  000-25119

                                  uBID, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                             33-0775328
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

           8550 West Bryn Mawr, Suite 200, Chicago, Illinois 60631 (Address of principal executive offices, including zip code)

                                (773) 272-5000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                    N/A

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share
                   ----------------------------------------

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment the Form 10-K. [_]

As of March 22, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $293,090,599 computed with reference to the closing price quoted on the Nasdaq National Market on such date. Although directors, executive officers and 10% stockholders were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of March 22, 2000, there were 11,628,036 shares of Common Stock ($0.001 par value) outstanding.

                             uBID, INC. FORM 10-K

                               TABLE OF CONTENTS


PART I                                                                            Page
                                                                                  ----
     Item 1          Business..................................................      1
     Item 2          Properties................................................     25
     Item 3          Legal Proceedings.........................................     26
     Item 4          Submission of Matters to a Vote of Security Holders.......     26

PART II
     Item 5          Market for Registrant's Common Equity and
                     Related Stockholder Matters...............................     26
     Item 6          Selected Financial Data...................................     27
     Item 7          Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.............     28
     Item 7A         Quantitative and Qualitative Disclosures About Market Risk     34
     Item 8          Financial Statements and Supplementary Data...............     34
     Item 9          Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure....................     34

PART III
     Item 10         Directors and Executive Officers of the Registrant........     34
     Item 11         Executive Compensation....................................     37
     Item 12         Security Ownership of Certain Beneficial
                     Owners and Management.....................................     41
     Item 13         Certain Relationships and Related Transactions............     43

PART IV
     Item 14         Exhibits, Financial Statements Schedules and
                     Reports on Form 8-K.......................................     48

     Signatures................................................................     49
     Index to Exhibits.........................................................     50

                          FORWARD-LOOKING STATEMENTS

     A number of the matters and subject areas discussed in this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. uBid intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and uBid is including this statement for purposes of complying with these safe harbor provisions. uBid has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth under "Investment Considerations" in this Report.

     Words such as "expect," "anticipate," "intend," "plan," "believe," "will," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. uBid undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.



                                     PART I

Item 1.  Business

Overview

     uBid operates a leading online auction marketplace offering products to both consumers and businesses. uBid provides a unique shopping experience by offering buyers the opportunity to set their own prices on popular, brand name products at significant discounts to prices found through traditional channels. uBid's online auctions provide suppliers with an efficient and economical channel for maximizing revenue on their merchandise while at the same time moving excess or unique products and providing consumers and businesses with a convenient method for obtaining this merchandise at substantial savings. uBid's auctions currently feature a rotating selection of brand name computers, consumer electronics, housewares, sporting goods and memorabilia, jewelry, apparel, appliances, art, travel and events, home improvement products, and off-lease computer equipment, which typically sell at significant discounts to prices at traditional retailers. uBid runs auctions 24 hours a day, seven days a week, currently offering on average over 6,700 items in each of its daily auctions. From uBid's first auction in December 1997 through December 31, 1999, uBid has auctioned over 1,699,000 merchandise units, registered over 1,030,000 users and recorded more than 135 million visits to its Website.

     uBid obtains merchandise directly from over 430 manufacturers, distributors and retailers. In May 1999, uBid launched the uBid Auction Community, which provides approved suppliers access to the uBid Website to place products for direct auction to customers. uBid has recently expanded into the business-to-business market and plans to offer a variety of products for auction to business customers.

     uBid's business was established by Creative Computers, Inc. in April 1997 and uBid was incorporated in Delaware on September 19, 1997 as a wholly-owned subsidiary of Creative. In December 1998, uBid completed an initial public offering of 1,817,000 shares of its common stock. On June 7, 1999, Creative distributed to its stockholders the remaining 80.1% of the uBid common stock owned by Creative. uBid's executive offices are located at 8550 West Bryn Mawr, Suite 200, Chicago, Illinois 60631 and its telephone number at such location is
(773) 272-5000.

     On February 9, 2000, CMGI, Inc. agreed to acquire uBid through a merger of Senlix Corporation, a wholly-owned subsidiary of CMGI with and into uBid, as a result of which the stockholders of uBid will become stockholders of CMGI. Under the terms of the Agreement and Plan of Merger and Reorganization, CMGI will issue .2628 shares of common stock for every share of uBid common stock held on the record date of the transaction. The merger is expected to close in May 2000 and is subject to customary conditions, including approval by uBid stockholders.

Industry Background

  Growth of the Internet and Online Commerce

     The Internet has emerged as a medium for commerce enabling millions of people to share information and conduct online business on a global basis. Consumers and businesses typically use the Web to exchange products and services that can be easily described with graphics and text such as computers, consumer electronics, books, CDs and airline tickets. The Internet provides the opportunity to develop one-to-one relationships with customers from a central location without having to build the infrastructure associated with traditional businesses. It also provides a direct channel for businesses to interactively market and sell products to other businesses.

  The Online Auction Market Opportunity

     Online auctions are uniquely suited to the Internet because they leverage the information collection abilities and interactive nature of the Internet. Online auctions allow merchants to minimize their risk of price erosion on unsold products. These products may include excess and unique items, which can be new or refurbished. Suppliers traditionally have sold excess goods through various liquidation channels such as factory outlets, catalogs, resellers and mass merchants. These channels are highly inefficient for buyers and sellers for the following reasons:

 .  the channels are fragmented and multi-layered;         .  sellers are unable to gather, interpret and use
                                                             information effectively to minimize inventory and
                                                             maximize margins;

 .  buyers and sellers lack a reliable and interactive     .  buyers have limited access to a variety and breadth
   mechanism for setting prices that reflect the             of goods; and
   product's true market value;

 .  sellers may incur a high cost of developing and        .  transactions must be completed during pre-set hours.
   maintaining the physical infrastructure that must be
   reflected in the price of products and services;

 . sellers are otherwise unable to cost effectively reach a broad consumer audience;

     Online auctions leverage the Internet infrastructure to solve many of these inefficiencies by empowering buyers and suppliers. Suppliers can now maximize revenue on merchandise through an alternative channel, while preserving their primary distribution channel. Suppliers can test price points and demand on new or limited supply items. Buyers can set their own price through dynamic pricing and their specific requirements. In addition, the auction site can collect valuable marketing and pricing information about the bidders and sellers. As a result, a significant opportunity exists for a centralized online marketplace that combines the unique attributes of the Internet with the economic advantages of an auction format.

The uBid Solution

     uBid's online auctions provide suppliers with an efficient and economical channel for maximizing revenue on their merchandise while at the same time moving excess merchandise and providing consumers and businesses with a convenient method for obtaining these products at substantial savings.

     uBid's online auctions offer:

 . Compelling Value Proposition for Customers. Customers traditionally have made purchase decisions based on static pricing models that assume the value of a single product is the same for each customer. uBid provides a unique buying experience, offering consumers and businesses the opportunity to set their own prices on popular, brand name products at significant discounts to prices found through traditional channels. uBid believes that the compelling value proposition of this approach can be extended to virtually all product categories.

 . Broad Product Offering. Customers are attracted to uBid's auctions by uBid's broad selection of over 6,700 total items on average available in each daily auction. uBid has leveraged its auction experience, traffic information, merchandising relationships and direct customer interface capabilities to expand uBid's product offering to include housewares, sporting goods and memorabilia, jewelry, apparel, appliances, art, travel and events, home improvement products and office lease equipment.

 . Highly Efficient Channel for Suppliers. uBid's online auctions provide suppliers with an attractive distribution channel for their products. Suppliers are attracted to uBid because of the large number of potential buyers. The frequency of uBid's auctions and uBid's ability to continuously add new items allow suppliers to dispose of inventory quickly to minimize the risk of price erosion. In addition, uBid's auctions provide suppliers the opportunity to optimize sales value while at the same time liquidating excess merchandise directly to a nationwide audience, without conflicting with their primary distribution channels.

 . Extensive Merchandising Experience. uBid has developed a comprehensive auction management process that allows uBid to capture detailed information concerning where, when, how and to whom products are sold, and helps uBid to predict customer preferences. uBid's auction merchandising model allows uBid to maximize revenues on auctioned products by using statistical software models. These models allow uBid to project the price at which each product will ultimately be sold to consumers based on current traffic and demand, and to determine the price at which to purchase products from over 430 suppliers, the product mix, and the number of products uBid should auction on a given day.

Business Strategy

     uBid's objective is to become the online auction marketplace of choice for suppliers and consumers. The key elements of uBid's strategy are:

 . Increase Traffic to the uBid Site. uBid believes that a key component to its success is increasing traffic to its Website. uBid will focus on the following objectives to implement this strategy:

          Strengthen the uBid Brand. uBid intends to strengthen its brand through off-line advertising campaigns which may include traditional media forms such as print, radio and television. uBid also plans to increase points of access by forming relationships with, and advertising on, leading Websites, such as uBid's existing arrangements with AOL, MSN, PCWorld Online, LookSmart and Prodigy. Premier positioning on these sites drives traffic and gives uBid credibility to users and suppliers who are unfamiliar with uBid's business.

          Increase Repeat Visits. uBid believes that its auction format, regular rotation of merchandise and user-friendly Website encourage bidders to return on a frequent basis. Repeat orders accounted for approximately 79% of total customer orders for the three months ended December 31, 1999. uBid has instituted a variety of customer loyalty programs designed to increase customer retention. In addition, uBid believes that its Website features, which allow customers to track their complete bidding history and quickly update customer information, increase user loyalty.

          Introduce Co-Branded Auction Sites. uBid has begun to construct auction sites in cooperation with third parties and will provide them with uBid's auction capabilities. These sites will be co-branded under the uBid name and the name of the third party.

          Provide Internet Portal Auction Capabilities. uBid believes opportunities exist to partner with various Internet portals to provide auction capabilities for both the business and consumer markets. uBid intends to seek arrangements in which uBid would provide the auction software and operate the auctions for the portal. In exchange, the portal could provide traffic to the main uBid site or pay other compensation.

 . Expand Markets. uBid believes that significant opportunities exist to leverage its auction technology, marketing and expertise into new markets.

          Business-to-Business. Business-to-business markets to date have seen very little penetration by electronic commerce, and the current distribution in many of these markets is concentrated in various extremely inefficient broker-dealer networks. uBid believes opportunities exist in various business-to-business equipment and commodity product categories.

          uBid Auction Community. In May 1999, uBid launched the uBid Auction Community to allow suppliers to further benefit from the uBid infrastructure. The Auction Community allows approved suppliers to place products directly on the uBid Website for auction. It also provides suppliers access to the site directly, allowing them to benefit from uBid's marketing resources, call center operations, credit card processing and auction software. Upon sale, uBid processes the credit card transaction and receives a commission from the sale, and the supplier ships the products directly to the customer. In December 1999, the Auction Community had over 900 approved suppliers, with an average of over 10,000 units being offered at auction each week. uBid believes that the Auction Community will increase the number of products offered on its Website and will expand the number of suppliers offering products for auction.

          International Opportunities. uBid intends to expand the uBid model into international markets. Prior to uBid's June 1999 spin-off from Creative Computers, uBid was contractually restricted from selling its products overseas. Since then, uBid has entered into an agreement with Liberty One, an Australian media company, to provide Liberty One access to uBid's auction technology and brand in exchange for a licensing fee and payments for future royalties from its auction sales in certain East Asian countries, certain Southeast Asian countries, as well as Australia and New Zealand. uBid plans to enter other markets, such as Europe, either directly or through alliances.

 . Broaden Category Offerings. uBid is continuing to expand its lines of merchandise to add categories that are well suited for the online auction format. While uBid's initial focus was primarily on computer products and consumer electronics, uBid has broadened its product categories to include apparel, appliances, art, travel and events, home improvement products and office lease equipment. In addition, uBid has expanded its computer products category to include downloadable software through its agreement with Digital River.

 . Increase Revenue Sharing and Commission Based Arrangements with Suppliers. uBid believes revenue sharing arrangements increase margin opportunity for suppliers and ensures uBid's gross margin percentage. uBid has entered into a number of revenue sharing arrangements to split the sales proceeds with suppliers on an agreed-upon percentage basis in which title to the merchandise passes to uBid only after the sale. In the fourth quarter of 1999, uBid generated approximately 12% of its revenue from revenue sharing agreements and expects to increase this percentage over time. In addition, uBid plans on expanding into product categories and markets in which uBid will act as an auction agent and record only a commission on the product sold.

The uBid Auction

     uBid has designed its attractive, fast, and easy-to-use Website to provide a compelling shopping experience for the user through an interactive auction format. Customers enter the auction at the uBid home page, or through a link to the home page, which displays a list of product categories and sub-categories and showcases the auction's featured items. Within a specific sub-category, uBid auctions a number of identical items at the same time. The minimum opening bid for each item starts as low as $7. The product page for each item features a concise product description, full-color image and detailed technical specifications. In addition, a table lists the quantity available, the bid range, the minimum incremental bid, the current winning bidders, the amount of their bids and the time of auction close.

     To participate in the auction, a first-time bidder must complete the simple electronic registration form found on uBid's Website. The bidder is then given an identification number and chooses a password. Once registered, the customer can bid and buy at will in the same or future auctions. After a customer bids on a product, the corresponding bidder list is updated to reflect the bid and the customer's new position in the list of bidders. At the customers' option, they may elect to receive an e-mail when outbid or use agent bidding to automatically increase the bid up to a predetermined maximum dollar amount. These functions increase the likelihood that the user will place an additional bid.

     When the auction closes, the highest bidders win at their actual bid prices. Each winning bidder might pay a price that is different from the prices paid by other winning bidders. When bidders' prices are equal, bids for larger quantities and with earlier initial bid times prevail. Using its proprietary software, uBid automatically determines the winning bidders and sends an e-mail message to confirm their purchases the same day. After being screened by uBid's anti-fraud software, the customer's credit card is charged and the merchandise is shipped.

Products and Merchandising

     uBid currently offers on average over 6,700 total items in each of its daily auctions. For the quarter ended December 31, 1999, uBid's product mix based on revenues consisted of approximately 58% new merchandise and 42% refurbished products. This mix can fluctuate from quarter to quarter depending on the type of products available for purchase at acceptable prices. Regardless of the source of the merchandise, most merchandise uBid sells is covered by manufacturer or refurbished warranties. For most products, the customer may purchase an extended warranty provided by a third party, Independent Dealer Services, a division of Aon, Inc. in those states where third-party warranties are permitted by law. uBid believes that this extended warranty, combined with uBid's emphasis on customer service, is an advantage over its competitors, which generally rely solely on the warranties provided by the supplier.

     uBid currently offers merchandise in the following categories:

      Computer Products: Desktops, portable computers, computer accessories, disk drives, modems, monitors/video equipment, components, printers, scanners, digital cameras, software and home office products.

      Consumer Electronics: Home theater equipment, home audio equipment, speakers, televisions, camcorders, VCRs, DVD players, portable audio players, security systems, cellular phones and automobile audio equipment.

      Sporting Goods and Memorabilia: Sports memorabilia, golf and tennis, health and fitness, outdoor sports, bicycles, water sports and team sports equipment.

      Jewelry and Gifts: Fine jewelry, including rings, earrings, watches, bracelets and loose stones.

      Home Improvement: Power tools, lawn and garden, outdoor and patio, electrical, and plumbing products.

      Appliances: Kitchen and cleaning appliances.

      Clothing and Apparel: Menswear, Womenswear and Kidswear.

      Home & Leisure: Cleaning products, furniture, home comfort products, kitchen products, music, and personal care products.

      Travel and Events: Business and corporate travel, cruises, events lodging, transportation, luggage, and travel accessories.

      Art: Prints, antiques, artifacts, and other art media.

Supplier Relationships

     uBid obtains merchandise from over 430 manufacturers, distributors and retailers. uBid believes that it has substantial access to additional sources of merchandise and is in a position to leverage its existing relationships and add new suppliers to increase the breadth and number of products it offers. Since merchandise availability can be unpredictable, a strong base of supplier relationships is important to uBid's success. As a result, uBid's buying staff maintains ongoing contact with suppliers to learn when new merchandise becomes available.

     uBid assumes the full inventory and price risk on most of its products. uBid believes its ability to sell its inventory quickly through auctions justifies the cost of and risk involved in carrying inventory. uBid has developed a sophisticated auction management process to project the price at which each product will ultimately be sold to consumers based on current traffic and demand, and to determine at which price to purchase products from suppliers. If left with excess inventory, uBid places this inventory up for auction immediately through its auction site. To date, uBid's exposure to excess inventory has not been material.

     uBid also has entered into revenue sharing arrangements with several suppliers to split the sales proceeds on an agreed-upon percentage basis. uBid believes these revenue sharing arrangements are attractive to suppliers because they allow the supplier to potentially realize more revenue than in the case where uBid purchases the merchandise for a fixed price. uBid's avoidance of any inventory carrying risk, the greater margin upside for the suppliers and ensured gross margin percentage for uBid make revenue sharing agreements attractive to both uBid and its suppliers. These agreements represented approximately 12% of uBid's revenue for the quarter ended December 31, 1999. As uBid enters into more of these arrangements, uBid believes that the percentage of its revenues represented by revenue sharing arrangements will continue to increase over the next 12 months.

Sales and Marketing

     To achieve uBid's objective of becoming the Internet auction site of choice for suppliers and consumers, uBid has developed a marketing strategy to strengthen its brand name and increase customer traffic to its Website. This marketing strategy consists of establishing relationships with leading online companies, as well as employing a mix of media and promotional activities to achieve these goals.

     Relationships with Leading Online Companies. uBid has established relationships with a number of Internet service and content providers to increase its access to online customers and to build brand recognition. uBid intends to complement uBid's existing relationships and establish a leading brand name by pursuing additional agreements.

     Internet Advertising. uBid has taken a disciplined and selective approach in its advertising strategy that primarily considers the costs of customer acquisition. uBid attempts to maximize its return from promotional expenditures by selecting advertising media based on the cost relative to the likely audience and ability to generate increased traffic for its Website. uBid places advertising on various high-profile and high-traffic conduit Websites including AOL, Excite, ESPN, PCWorld, Hotmail and Broadcast.com, as well as Websites that are targeted at a more focused audience. These advertisements usually take the form of banner ads that encourage readers to click through directly to uBid's Website.

     Customer Electronic Mail Messaging. uBid actively markets to its own base of customers through a variety of marketing techniques, including email messaging. All bidders in uBid's auctions are automatically added to uBid's electronic mailing list, which numbered over 1,030,000 registrants through December 31, 1999. uBid currently sends over 5 million e-mail messages each month announcing new items available at each auction, special products available, site changes and new features. uBid has a strict policy of sending only solicited e-mail, and a customer can remove his or her name from its mailing list at any time.

Order Fulfillment
     uBid obtains products from its supplier network shortly before the products are put into auction. Although most products are held in inventory at uBid's distribution facility, certain suppliers drop-ship products directly to customers. However, drop-ship suppliers are generally required to use uBid labeling and packaging standards and transmit shipment information to uBid to provide a uniform customer experience.

     The product fulfillment process, from receipt of products through shipment, is largely automated, enabling uBid to capture real-time data on inventory receiving, shipping and stock levels. Over 90% of the products shipped from uBid's warehouse are shipped the next business day after an auction closes, and uBid's tight shipping controls have historically kept shipping errors at negligible levels. uBid believes that the speed and accuracy of its order fulfillment process reinforces and enhances the customers' total purchase experience.

Customer Support and Service

     uBid believes that its ability to establish and maintain long-term relationships with customers and encourage repeat visits and purchases is dependent, in part, on the strength of uBid's customer support and service operations and staff. uBid has established multiple channels for communicating with its customers before and after the sale, including phone, e-mail and online support. uBid currently employs a staff of customer support and service personnel who are responsible for handling customer inquiries, tracking shipments and investigating problems with merchandise. Although uBid sells merchandise on an "as is" basis, most products are covered by manufacturers' warranties or third party warranties purchased by the customer. Although uBid may not be obligated to do so, uBid may in specific instances accept merchandise returns if a product is defective or does not conform to the specifications of the item sold at auction, and uBid works with its customers to resolve complaints about merchandise. In addition, uBid has automated some of its customer service functions, including providing users of the Website with online access to information such as product shipping status. uBid is committed to continue enhancing its customer support and service operations through a variety of measures including improved customer reporting systems.

Technology

     uBid has implemented a broad array of customer support, transaction-processing and fulfillment systems using a combination of both proprietary and commercially available, licensed technologies. These systems are designed to make both the customer experience and the transaction reporting and tracking process as seamless and simple as possible. uBid's hardware and software systems are designed to integrate seamlessly and manage real-time transactions with limited human intervention. uBid's current strategy is to license commercially available technology wherever possible rather than seek internally-developed solutions and to focus uBid's internal software development efforts on creating and enhancing the specialized, proprietary software that is unique to its business.

     Auction Processing and Auction Management Applications. uBid uses a set of automated software applications for receiving and validating bids, registering bidders, placing customers on uBid's mailing list, listing currently active and recent winning and losing bids and reviewing and submitting customer service requests. uBid's internally developed proprietary auction management software continually tracks every bid posted on all auctions and utilizes regression analysis to assist in determining the number of products to auction at any given time. uBid believes that this system enables it to maximize margins in each product category.

     Order Processing Applications. uBid uses a set of applications for processing successful bids as they are converted into customer orders. These applications charge customer credit cards, print order information, transmit order information electronically to uBid's contract warehouse and suppliers, and deposit transaction information into uBid's accounting system. All credit card numbers and financial and credit information are secured using the Internet security protocol Secure Socket Layer, Version 3, an encryption standard, and credit card numbers are maintained behind appropriate fire walls.

     Marketing Applications. uBid has developed a set of applications for sending automated e-mail messaging to customers on a frequent basis. This software extracts e-mail addresses from uBid's mailing list, sends e-mails to the designated recipients and automatically services requests from customers to remove them from the mailing list.

  Systems Operations

     The continued uninterrupted operation of uBid's Website is critical to its business, and uBid strives to maximize uptime of its Website. uBid uses the services of Exodus and other Internet service providers to provide connectivity to the Internet with redundant carriers. Qwest Communications provides frame relay services for uBid's back office operations. uBid believes that these telecommunication and Internet service facilities are essential to uBid's operations. Most of uBid's back office operations are provided through uBid's Internet/Telecommunications Agreement with Creative.

     To date, uBid has had various interruptions to its service as a result of loss of power and telecommunications connections. uBid's insurance coverage may not be adequate to compensate for all losses that may occur as a result of any future service interruptions. Although uBid has implemented network security measures and firewall security, its servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to overload uBid's systems and similar disruptive problems. Any of these things could lead to interruptions, delays, loss of data or cessation in service to uBid's users.

     uBid's hardware and software systems run in parallel on multiple servers, which allows the system to balance the workload among the servers. The system also includes redundant hardware on mission critical components, which uBid believes would enable it to survive a potential failure of any single server with minimal downtime. In addition, capacity can be quickly and easily expanded by adding additional servers without incurring significant development costs. In particular, uBid strives to maintain access to its Website and speed of use during the most heavily trafficked times of day, which are the evening hours around the time scheduled for auction close. In order to do this, uBid anticipates expanding its system as usage increases to avoid any decrease in system response time. In August 1999, uBid completed the transition to locate its primary Website servers at Exodus communications in the Chicago area and plans to develop a fully redundant back-up site by the end of the second quarter of 2000. Most of uBid's back office operations are provided through agreements with Creative. Although uBid anticipates continuing to use its current back office administrative systems in Torrance for the near term, uBid intends to purchase and intends to implement its own hardware and software systems, by the end of the second quarter of 2000, at an estimated cost of approximately $1.0 million. In addition, uBid plans to install new database management software, purchase new enterprise software and upgrade its existing systems over the next 12 months at a total estimated cost of approximately $3.3 million. uBid expects to fund the purchase of this equipment with working capital.

     The transition to, or upgrading of, uBid's hardware and software systems and the relocation of its servers could result in delays, failures or execution difficulties that could impair uBid's ability to receive and process orders and ship products in a timely manner. Any disruption or interruption of uBid's business or operations caused by such delays or failures could have a material adverse effect on its business.

  Competition

     The electronic commerce market is rapidly evolving and intensely competitive, and uBid expects competition to intensify in the future. uBid competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include:

 .  various Internet auction houses such as personal       .  personal computer manufacturers that have their own
   Amazon.com Auctions, eBay, Egghead/Onsale, Yahoo!         direct distribution channels for their excess inventory
   Auctions, First Auction, Surplus Auction, Bid.com,        or refurbished products; and
   Mercata, TradeOut.com, WebAuction and Insight Auction;

 .  a number of indirect competitors that specialize in    .  companies with substantial customer bases in the
   electronic commerce or derive a substantial portion       computer and peripherals catalog business, including CDW
   of their revenue from electronic commerce, including      Computer Centers, PC Connection and Creative Computers,
   Internet Shopping Network, AOL, Cendant, BUY.COM and      some of which already sell online or may devote more
   Shopping.com;                                             resources to Internet commerce in the future.

 . a variety of other companies that offer merchandise similar to uBid's through physical auctions, with which uBid competes for sources of supply;

     Ubid believes that the principal competitive factors affecting its market are a company's ability to:

 .  attract customers at favorable customer acquisition    .  provide effective customer service; and
   costs;

 .  operate a Website in an uninterrupted manner and       .  obtain merchandise at satisfactory prices.
   with acceptable speed;

     uBid cannot assure you that it can maintain its competitive position against its current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources than uBid has.

     Some of uBid's current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise. In addition, there has been consolidation in uBid's industry, which may continue in the future. Accordingly, it is possible that new competitors or alliances among competitors and suppliers may emerge and rapidly acquire market share. In addition, manufacturers may elect to liquidate their products directly. Increased competition is likely to reduce uBid's operating margins, cause uBid to lose market share or diminish uBid's brand. If any of these things occur, uBid's business would be significantly harmed.

     Many of uBid's current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than uBid does. As a result, these competitors may be able to secure merchandise from suppliers on more favorable terms than uBid can. They may be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their merchandise.

  Intellectual Property and Other Proprietary Rights

     uBid's performance and ability to compete are dependent to a significant degree on its proprietary technology. uBid relies on a combination of trademark, copyright and trade secret laws, confidentiality agreements and non-compete agreements executed by each manager and technical measures to establish and protect uBid's proprietary rights. The uBid service mark is registered in the United States. uBid cannot assure you that it will be able to secure significant protection for its service marks or trademarks. It is possible that uBid's competitors or others will adopt product or service names similar to uBid or other service marks or trademarks similar to uBid, thereby impeding uBid's ability to build brand identity and possibly leading to customer confusion. uBid's inability to protect the name "uBid" adequately could have a material adverse effect on uBid's business, results of operations and financial condition.

     uBid's proprietary software is protected by copyright laws. The source code for uBid's proprietary software also is protected under applicable trade secret laws.

     As part of its confidentiality procedures, uBid generally enters into agreements with its employees and consultants and limits access to and distribution of its software, documentation and other proprietary information.

uBid cannot assure you that the steps it has taken will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions uBid has taken, it may be possible for a third party to copy or otherwise obtain and use uBid's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of uBid's technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford uBid little or no effective protection of its intellectual property.

     uBid may in the future receive notices from third parties claiming infringement by uBid's software or other aspects of uBid's business. While uBid is not currently subject to any such claim that would have a material effect on uBid's business or financial condition, any future claim, with or without merit, could result in significant litigation costs and diversion of resources including the attention of uBid's management, and require uBid to enter into royalty and licensing agreements, which could have a material adverse effect on its business, results of operations and financial condition. Royalty and licensing agreements, if required, may not be available on terms acceptable to uBid, or at all. In the future, uBid may also need to file lawsuits to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on uBid's business, results of operations and financial condition.

     uBid also relies on a variety of technologies that it licenses from third parties, including database and Internet server software, which is used on its Website to perform key functions. uBid cannot be certain that these third-party technology licenses will continue to be available on commercially reasonable terms. uBid's inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing uBid's proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any delays would materially adversely affect uBid's business, results of operations and financial condition.

  Employees

     As of December 31, 1999 uBid had 281 employees and 61 full-time equivalent contract personnel. None of uBid's employees is represented by a labor union, and uBid considers its employee relations to be good. Competition for qualified personnel in uBid's industry is intense, particularly for software development and other technical staff. uBid believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

                           INVESTMENT CONSIDERATIONS

     You should carefully consider the risks described below before making a decision to invest in uBid's common stock. If any of the following risks actually occur, uBid's business, prospects, financial condition and results of operations could be materially adversely affected. This could cause the trading price of uBid's stock to decline, and you may lose all or part of your investment.

     This prospectus contains forward-looking statements that involve risks and uncertainties, including statements about uBid's future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements.

uBid has a limited operating history and may experience risks encountered by early-stage companies.

     uBid began conducting auctions on the Internet in December 1997. Accordingly, uBid has a very limited operating history for you to use in evaluating its business. uBid's business and prospects must be considered in light of the risks, expenses and difficulties that companies encounter in the early stages of development, particularly companies in new and rapidly evolving markets like the Internet. These risks include uBid's ability to do the following:

 .  manage its growth effectively;                         .  offer products for auction that will meet consumer
                                                             demand;
 .  anticipate and adapt to the rapid changes that
   characterize the on-line auction market;               .  expand its supplier network;

 .  maintain and increase levels of traffic to uBid's      .  respond to competitive, of developments in its
   Website;                                                  market; and

 .  continue to develop and upgrade its technology and     .  continue to identify, attract, retain and motivate
   customer personnel service;                               qualified personnel.


uBid is subject to restrictions on its ability to issue equity securities, which may limit its ability to grow its business and compete effectively.

     In June 1999, Creative Computers completed a distribution of uBid's common stock to Creative Computers' stockholders, which was intended to be a tax-free spin-off under Section 355 of the Internal Revenue Code. Section 355(e) generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the parent or the subsidiary is subsequently acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. To ensure that any future sale by uBid of equity securities would not disqualify the spin-off from its tax-free status for federal income tax purposes, uBid agreed to various restrictions on its ability to issue or repurchase its equity securities until three years after the spin-off that are more limiting than the 50% restriction imposed under Section 355(e). In particular, uBid agreed not to take the following actions without Creative Computers' consent or without obtaining a favorable IRS letter ruling that such actions would not affect the tax-free status of the spin-off:

  . until June 8, 2001, issue uBid common stock or other equity securities that would decrease the number of shares of common stock distributed by Creative Computers in the spin-off to less than 60% of uBid's then outstanding common stock;

  . from June 8, 2001 until June 8, 2002, issue additional shares of uBid common stock or other equity securities that decrease the number of shares of its common stock distributed by Creative Computers in the spin-off to less than 55% of uBid's then outstanding common stock; and,

  . until June 8, 2002, approve or permit any business combination, tender offer or other transaction resulting in the acquisition of more than 50% of uBid's common stock.

     Creative Computers has consented to uBid's merger with CMGI as required by uBid's agreements with Creative Computers. While uBid does not believe the merger should cause the spin-off to be taxable to Creative Computers, the absence of final IRS regulations under Section 355(e) has created some uncertainty as to the application of these regulations to uBid's actions after the spin-off, including agreeing to the merger. As a result, uBid requested and has received an opinion from uBid's outside tax advisors, Pricewaterhouse Coopers LLP, that the merger should not result in an adverse application of
Section 355(e) with respect to the spin-off. If the merger does not occur, uBid is limited in its ability to issue additional equity securities and to raise capital, acquire other companies or retain or recruit key employees. These same restrictions apply to any proposed repurchases of uBid's common stock, but would not preclude uBid from issuing debt securities that are not convertible into common stock or other equity securities.

     uBid has agreed to indemnify Creative Computers for any tax liability incurred by Creative Computers arising out of actions by uBid after the spin-off, including transactions similar to the merger, that would disqualify the spin-off as a tax-free distribution or make the spin-off taxable to Creative Computers for federal income tax purposes. If the spin-off were taxable due to uBid's actions, for example, as a result of the merger, uBid would face an indemnity obligation to Creative Computers of approximately $100 million. This indemnity obligation would have a significant material adverse effect on uBid's business and financial condition and would exceed all of uBid's available capital resources. The existence of this contingent indemnity obligation, particularly because it may be affected by any material corporate transaction involving uBid, may make uBid a less attractive acquisition or merger candidate until the uncertainties of
Section 355 are resolved or the restrictions described above expire.

     uBid also has agreed to indemnify Creative Computers from all liabilities relating to:

  . uBid's failure, or the failure of any other person to pay, perform or otherwise promptly discharge any of uBid's liabilities or obligations;

  . any breach by uBid of any of the agreements entered into with Creative Computers relating to the spin-off; and

  . any misstatements of material fact contained in the prospectus used in connection with uBid's initial public offering.

     If uBid is required to indemnify Creative Computers based on any of these claims, uBid may have to make substantial payments, which could adversely impact its business and financial condition.

uBid anticipates continued losses and uBid may never become profitable.

     uBid has invested heavily in its technology, Website development, advertising, hiring of personnel and startup costs. As a result, uBid has incurred significant net losses since its inception and uBid expects to continue to incur losses for the foreseeable future. uBid had an accumulated deficit of approximately $36.0 million at December 31, 1999. uBid intends to expend significant financial and management resources on:

 .  developing uBid's brand;                               .  building and maintaining strategic relationships; and

 .  marketing and advertising uBid's business;             .  developing and improving uBid's technology and
                                                             operating infrastructure.
 .  developing uBid's Website;

     uBid also expects to incur additional losses as a result of its significant increase in marketing and promotional expenses. Because it historically has operated at a loss, uBid's ability to achieve profitability given its planned investment levels depends upon its ability to generate and sustain substantially increased levels of net revenue. In addition, uBid plans to continue to increase its operating expenses significantly to:

 .  increase its customer base;                            .  purchase larger volumes of merchandise to be sold at
                                                             auction;
 .  increase the size of its staff,

 .  expand its marketing efforts to enhance its brand      .  increase its software development efforts; and
   image;
                                                          .  support its growing infrastructure

 . increase its visibility on other companies' high-traffic Websites;

     uBid must generate significantly increased revenues to achieve profitability, particularly if uBid is unable to adjust expenses and increase profit margins. In particular, computer products have been vulnerable to decreased margins as a result of competitive pressures. uBid derived 71% of its revenues from the sale of computers and related products in 1999. uBid cannot assure you that it will ever achieve or sustain profitability.

     uBid has made and expects to continue to make significant investments in infrastructure and personnel in advance of levels of revenue necessary to offset these expenditures. As a result, these expenditures are based on uBid's operating plans and estimates of future revenues. uBid's sales and operating results generally depend, among other things, on the volume and timing of orders it receives, which are difficult to forecast. uBid may be unable to adjust its spending to compensate for any unexpected revenue shortfall.

     uBid requires substantial working capital to fund its business. uBid's working capital requirements and cash flow from operating activities vary from quarter to quarter, depending on revenues, operating expenses, capital expenditures and other factors. uBid has experienced negative cash flow from operations and expects this to continue for the foreseeable future. uBid believes that its current working capital, together with its existing capital resources, will be sufficient to meet its capital requirements through at least the next 12 months. If uBid's capital requirements vary materially from those currently planned, uBid may require additional financing sooner than anticipated. If uBid is unable to obtain financing in the amounts desired and on acceptable terms, or at all, uBid may be required to reduce significantly the scope of its presently anticipated advertising and other expenditures, which could harm its growth prospects and adversely affect the price of its stock.

     Beginning in October 1997, uBid granted stock options that were exercisable only in the event of a successful initial public offering of uBid's stock or sale of the company. uBid expects to record a non-cash compensation charge of $13.3 million over the five-year vesting period of the options. uBid recorded $5.3 million of this charge in the fourth quarter of 1998 and $3.5 million for the year ended December 31, 1999.

Revenue growth in prior periods may not be indicative of uBid's future growth.

     uBid has achieved significant revenue growth since its inception in 1997. However, uBid's limited operating history makes it difficult to predict future growth. In addition, uBid's operating results may fluctuate significantly in the future, which prevents the meaningful use of period-to-period comparisons of its financial results. Accordingly, you should not rely on past revenue growth rates as a prediction of uBid's future growth, if any.

uBid's financial results fluctuate and may be difficult to forecast.

     uBid's quarterly revenues, expenses and operating results are unpredictable. uBid expects that its operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond uBid's control.

     These factors include:

 .  uBid's ability to increase its customer base;          .  the amount and timing of costs relating to expansion
                                                             of uBid's operations, including sales and marketing
 .  uBid's ability to sell products at auction at the         expenditures;
   price targets it sets;
                                                          .  uBid's ability to introduce new types of merchandise,
 .  uBid's ability to control its gross margins;              service offerings or customer services in a competitive
                                                             environment;
 .  uBid's ability to sell its inventory in a timely
   manner and maintain customer satisfaction;
                                                          .  technical difficulties consumers might encounter in
 .  the availability and pricing of merchandise from          using uBid's Website;
   suppliers;
                                                          .  delays in shipments as a result of computer systems
 .  product obsolescence and price erosion;                   failures, strikes or other problems with uBid's delivery
                                                             service or credit card processing providers;
 .  consumer confidence in encrypted transactions on
   the Internet;                                          .  the amount of returns of uBid's merchandise; and

 .  uBid's ability to obtain cost effective advertising    .  general economic conditions and economic conditions
   on other entities' Websites;                              specific to the Internet and electronic commerce.

 . the effectiveness of off-line advertising in generating additional traffic to uBid's Website;

     To respond to competitive pressures in its market, uBid may from time to time make service, marketing or supply decisions or acquisitions that could adversely affect its quarterly operating results. Like other retailers, uBid may experience seasonality in its business. Due to all of these factors, uBid's operating results may fall below the expectations of securities analysts and investors. This could cause a decline in the trading price of uBid's stock.

uBid may not be successful in developing brand awareness, and the failure to do so could significantly harm its business and financial condition.

     uBid believes that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the uBid brand will depend largely on uBid's ability to increase its customer base. If suppliers do not perceive uBid as an effective marketing and sales channel for their merchandise, or if consumers do not perceive uBid as offering an entertaining and desirable way to purchase merchandise, uBid will be unsuccessful in promoting and maintaining its brand. In order to attract and retain customers and promote its brand, uBid expects to increase its marketing and advertising budgets. If uBid is unable to successfully promote its brand or achieve a leading position in Internet commerce, uBid's business could be significantly harmed.

uBid's business model is unproven and evolving.

     uBid is continuing to expand the breadth and depth of products and services offered on its Website. In addition, in 1999 uBid entered into agreements to expand its auction model to include the business-to-business market. uBid has expanded its business model and the use of its Website as an advertising medium for services and products of other companies and for promoting new or complementary products and sales formats. uBid continues to offer credit to some of its business customers that have been pre-qualified as having appropriate credit ratings. As its business model evolves, uBid risks diluting its brand, confusing customers and decreasing interest from suppliers. In addition, uBid could be exposed to additional or new risks associated with these new opportunities. If uBid is unable to address these risks, uBid's business will be harmed.

uBid's failure to remain competitive may significantly hinder its growth.

     The electronic commerce market is rapidly evolving and intensely competitive, and uBid expects competition to intensify in the future. uBid competes with a variety of other companies based on the type of merchandise and the sales format they offer to customers. These competitors include:

 .  various Internet auction houses such as Amazon.com     .  companies that offer merchandise similar to uBid's
   Auctions, eBay, Egghead/Onsale, Yahoo! Auctions,          through physical auctions, with which uBid competes for
   First Auction, Surplus Auction, Bid.com, Mercata,         sources of supply;
   TradeOut.com, WebAuction and Insight Auction;
                                                          .  personal computer manufacturers with direct
                                                             distribution channels that for their excess inventory or
 .  a number of indirect competitors that specialize in       refurbished products; and
   electronic commerce or derive a substantial portion
   of their revenue from electronic commerce, including   .  companies with substantial customer bases in the
   Internet Shopping Network, AOL, Cendant, BUY.COM and      computer and peripherals catalog business, including CDW
   Shopping.com;                                             Computer Centers, PC Connection and Creative Computers,
                                                             some of which already sell online or may devote more
                                                             resources to Internet commerce in the future.

     Some of uBid's current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise. In addition, there has been consolidation in uBid's industry, which may continue in the future. Accordingly, it is possible that new competitors or alliances among competitors and suppliers may emerge and rapidly acquire market share. In addition, manufacturers may elect to sell their products directly. Increased competition is likely to reduce uBid's operating margins, cause uBid to lose market share or diminish uBid's brand. If any of these things occur, uBid's business would be significantly harmed.

     Many of uBid's current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than uBid has. As a result, these competitors may be able to secure merchandise from suppliers on more favorable terms than uBid. They may be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their merchandise.

     uBid's former parent company, Creative Computers, agreed not to engage in the online Internet auction business in the same format in which uBid conducts its business until March 2000. Consequently, Creative Computers is now permitted to compete directly or indirectly with uBid, including by way of acquiring other companies or businesses. Competition from Creative Computers could adversely affect uBid's business and financial condition.

uBid relies on its relationships with other online companies to drive traffic to its Website and promote its brand.

     uBid depends to some extent on relationships with other online companies and expects that its dependence on these relationships will increase in the future. These relationships include:

 .  portal arrangements and agreements for anchor          .  sponsorships; and
   tenancy on other companies' Websites;
                                                          .  banner advertisements.
 .  promotional placements;

     Generally, these arrangements have terms for up to three years, are not exclusive, do not provide for guaranteed renewal and may be terminated by uBid without cause. The risks created by uBid's dependence on these relationships include:

 .  competitors may purchase exclusive rights to           .  uBid's online partners might be unable to deliver a
   attractive space on one or more key sites;                sufficient number of customer visits or impressions; and

 .  significant spending on these relationships may not    .  uBid's online partners could compete with uBid for
   increase uBid's revenues in the time periods uBid         limited online auction revenues.
   expects or at all;

 . space on Websites may increase in price or cease to be available to uBid on reasonable terms or at all;

     If any of uBid's arrangements with other online companies is terminated, or if uBid fails to continue to acquire similar arrangements in the future, its business could be materially harmed.

uBid's growth and future success depend on its ability to generate traffic to its Website.

     uBid's ability to sell products through its Internet auctions depends substantially on its ability to attract user traffic to its Website. uBid has traditionally spent significant amounts of money for online advertising to attract users to and retain users on its Website. uBid expects its sales and marketing expenses, including advertising expenditures, to increase significantly as it attempts to generate increased traffic to its Website. If uBid is unable to generate traffic to its Website cost effectively, or if uBid's efforts to promote its auctions using both online and off-line media are not successful, uBid's growth and business prospects will be substantially limited.

uBid's purchased inventory model subjects it to risks of decreased or negative gross margins.

     uBid currently purchases most of the merchandise to be sold at auction, and in doing so assumes the inventory and price risks of these products. These risks are especially significant because much of the merchandise uBid auctions is subject to rapid technological change, obsolescence and price erosion. Since uBid relies heavily on purchased inventory, uBid's success will depend on its ability to sell its inventory rapidly through its auctions. uBid also relies heavily on the ability of uBid's buying staff to purchase inventory at attractive prices relative to resale value and uBid's ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory.

     Due to the inherently unpredictable nature of auctions, it is impossible for uBid to determine with certainty whether any item will sell for more than the price uBid pays for it. Further, because minimum opening bid prices for the merchandise listed on uBid's Website generally are lower than the acquisition costs for the merchandise, uBid cannot be certain that uBid will achieve positive gross margins on any given sale. If uBid is unable to liquidate its purchased inventory rapidly, if uBid's buying staff fails to purchase inventory at attractive prices relative to resale value at auction, or if uBid fails to predict with accuracy the resale prices for its purchased merchandise, uBid may be forced to sell its inventory at a discount or at a loss, which would adversely affect uBid's financial condition and results of operations.

If uBid fails to maintain satisfactory relationships with its suppliers, or is unable to obtain sufficient quantities of merchandise, uBid's business would be materially harmed.

     uBid depends upon its suppliers to provide merchandise for sale through uBid's Internet auctions. The availability of merchandise can be unpredictable. Since its inception, uBid has sourced merchandise from over 430 suppliers. Merchandise acquired from 20 of these suppliers represented approximately 51% of uBid's gross merchandise sales for the fourth quarter of 1999. uBid does not have long-term supply contracts with any of its suppliers. uBid cannot be certain that its current suppliers will continue to sell or otherwise provide merchandise for sale in uBid's auctions. uBid also cannot be certain that it will be able to establish new supplier relationships that ensure merchandise will be available for auction on its Website.

     A limited number of uBid's suppliers process and ship merchandise directly to uBid's customers. uBid has limited control over their shipping procedures, and shipments by these suppliers could be delayed by factors beyond uBid's control. Most merchandise uBid sells carries a warranty supplied either by the manufacturer or the supplier. Although uBid is not obligated to accept merchandise returns, uBid could be compelled to accept returns from customers without receiving reimbursements from the suppliers or manufacturers if their warranties are not honored. uBid's business will be significantly harmed if it is unable to develop and maintain satisfactory relationships with suppliers on acceptable commercial terms, if uBid is unable to obtain sufficient quantities of merchandise, if the quality of service provided by these suppliers falls below a satisfactory standard or if uBid's level of returns exceeds its expectations.

uBid relies on third parties to maintain its critical systems and, if these third parties fail to adequately perform their services, uBid could experience disruptions in its operations.

     uBid relies on a number of third parties for Internet and telecommunications access, delivery services, credit card processing and software services. uBid has limited control over these third parties and no long-term relationships with any of them. For example, uBid does not own a gateway onto the Internet. From time to time, uBid has experienced temporary interruptions in its Website connection and its telecommunications access. Slow Internet transmissions or prolonged interruptions in uBid's Website connection or telecommunications access would materially harm uBid's business.

     uBid uses UPS and Federal Express delivery services for substantially all of its products. Should either or both be unable to deliver uBid's products for a sustained time period as a result of a strike or other reason, uBid's business would be harmed. In addition, uBid could experience delays in shipment due to computer systems failures or other problems related to third-party service providers.

     uBid's internally developed auction software depends on operating system, database and server software that was developed and produced by and licensed from third parties. uBid has from time to time discovered errors and defects in the software from these third parties and uBid relies to some extent on these third parties to correct errors and defects in a timely manner. If uBid is unable to develop and maintain satisfactory relationships with these third parties on acceptable commercial terms, or if the quality of products and services provided by these third parties falls below a satisfactory standard, uBid could experience disruptions in its operations.

uBid's business may suffer from capacity constraints or system interruptions.

     A key element of uBid's strategy is to generate a high volume of traffic to its Website. uBid's revenues depend substantially on the number of customers who use its Website to purchase merchandise. Accordingly, the satisfactory performance, reliability and availability of uBid's Website, transaction-processing systems, network infrastructure and delivery and shipping systems are critical to uBid's operating results, as well as to uBid's reputation and ability to attract and retain customers and maintain adequate customer service levels.

     Periodically, uBid has experienced minor systems interruptions, including Internet disruptions, which uBid believes may continue to occur from time to time. Any systems interruptions, including Internet disruptions, that make uBid's Website inaccessible or reduce uBid's order fulfillment performance would reduce the volume of goods uBid is able to sell, which could harm uBid's business. uBid is continually enhancing and expanding its transaction processing systems, network infrastructure, delivery and shipping systems and other technologies to accommodate a substantial increase in the volume of traffic on uBid's Website. uBid cannot assure you that it will be successful in these efforts or that it will be able to accurately project the rate or timing of increases, if any, in the use of its Website or timely expand and upgrade its systems and infrastructure to accommodate these increases. uBid cannot assure you that its network or its suppliers' networks will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if uBid's Website traffic increases. If uBid fails to achieve or maintain its capabilities for high capacity data transmission, consumer demand for its services could decline.

uBid's failure to manage growth effectively could adversely affect uBid's business and financial condition.

     uBid has rapidly expanded its operations in a short period of time and anticipates that it will have to continue this expansion to capture potential market opportunities. uBid's rapid growth has significantly strained its management, operational and financial resources. uBid has expanded from two employees at its inception to 281 employees and 61 full-time equivalent contract personnel at December 31, 1999. uBid's revenues have increased from approximately $9,000 in the period from uBid's inception to December 31, 1997 to over $204.9 million in the year ended December 31, 1999. uBid expects to continue to add additional key personnel in the future. Increases in the number of employees and the volume of merchandise sales have placed significant demands on uBid's management.

     To manage its expected growth, uBid will have to expand existing operations, particularly customer service and merchandising, and improve existing and implement new operational, financial and inventory systems, procedures and controls. uBid also will have to maintain relationships with the following parties to control uBid's strategic direction in a rapidly changing environment:

 .  merchandise suppliers;                                 .  other Websites; and

 .  freight companies;                                     .  Internet service providers.

 .  warehouse operators;

     uBid also cannot assure you that its management will be able to identify, hire, train, retain, motivate and manage required personnel or that its management will be able to manage and exploit existing and potential market opportunities successfully. If uBid is unable to manage uBid's growth effectively, uBid's business will be harmed.

uBid may not be able to sustain or grow its business unless it keeps up with rapid technology changes.

     The Internet and electronic commerce industries are characterized by:

 .  rapidly changing technology;                            .  evolving industry standards and practices that could
                                                              render uBid's Website and proprietary technology
 .  changes in consumer demands;                               obsolete.


 . frequent introductions of new services or products that embody new technologies; and

     uBid's future performance will depend, in part, on its ability to license or acquire leading technologies, enhance its existing services and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Developing Website and other proprietary technology involves significant technical and business risks. uBid also cannot assure you that it will be able to successfully use new technologies or adapt its Website and proprietary technology to emerging industry standards. uBid may not be able to remain competitive or sustain growth if it does not adapt to changing market conditions or customer requirements.

Increasing governmental regulation of the Internet could adversely affect uBid's business.

     uBid is currently not regulated by any government agency, other than regulations applicable to businesses generally, laws applicable to auction companies and auctioneers, and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, sales tax, and characteristics and quality of products and services. Furthermore, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet. New laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for uBid's Internet auctions and increase uBid's cost of doing business. The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, auction regulation, sales tax, libel and personal privacy is uncertain and may take years to resolve.

     The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and other Internet activities. In October 1998, the Internet Tax Freedom Act imposed a three-year moratorium on new state and local taxes on Internet commerce. However, it is possible that future laws imposing taxes or other regulations on commerce over the Internet could substantially impair the growth of electronic commerce and as a result have a negative effect on uBid's business.

     In addition, because its service is available over the Internet in multiple states and because it sells merchandise to consumers resident in multiple states, uBid could be required to qualify to do business as a foreign corporation in each state in which its services are available. uBid is qualified to do business in only three states, and its failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject uBid to taxes and penalties for the failure to qualify. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to uBid's business, could have a material adverse effect on uBid's business.

uBid's business may be adversely affected if uBid loses key personnel.

     uBid's future performance depends substantially on the continued service of its senior management and other key personnel. In particular, uBid's success depends upon the continued efforts of its management personnel, including chief executive officer and president Gregory K. Jones and other members of uBid's senior management team. uBid has a long-term employment agreement with only one of its key personnel, Mr. Jones, and has no key person life insurance.

uBid's business will suffer if uBid does not attract and retain additional highly skilled personnel.

     To meet its expected growth, uBid believes that its future success will depend upon its ability to hire, train and retain other highly-skilled personnel. Competition for quality personnel is intense. uBid cannot be sure that it will be successful in hiring, assimilating or retaining the necessary personnel, and uBid's failure to do so could adversely affect its business and financial condition.

uBid may suffer disruption in its business because of changes in its systems, facilities and fulfillment activities.

     uBid believes that its success is dependent in large part upon its ability to provide prompt and efficient service to its customers. As a result, any disruption of uBid's day-to-day operations could have a material adverse effect on its business, and any failure of uBid's information management systems or distribution capabilities could impair its ability to receive and process customer orders and ship products on a timely basis.

     uBid expects to upgrade its software and hardware systems on a continuing basis. uBid is considering outsourcing warehouse and fulfillment responsibilities for some of its products. The transition to, or upgrading of uBid's hardware and software systems, and the outsourcing of some of uBid's fulfillment activities could result in delays, failures or execution difficulties that could impair uBid's ability to receive and process orders and ship products in a timely manner.

     To date, uBid has had various interruptions to its service as a result of loss of power and telecommunications connections. uBid's insurance coverage may not be adequate to compensate for all losses that may occur as a result of any future service interruptions. Although uBid has implemented network security measures and firewall security, its servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to overload uBid's systems and similar disruptive problems. Any of these problems could cause interruptions, delays, loss of data or cessation in service to uBid's users. If any of these events occur, uBid's business, prospects and financial condition could be significantly harmed.

Concerns about transaction security on the Internet may hinder uBid's business.

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. uBid relies on encryption and authentication technology licensed from third parties to provide the required security and authentication to ensure the privacy of Internet transactions. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms uBid uses to protect customer transaction data. Any breaches in security could cause a significant decrease in the use of uBid's Website, which would materially harm uBid's business.

     A person successfully circumventing uBid's security measures could misappropriate proprietary information or cause interruptions in uBid's operations. uBid could be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Consumer concerns about the security of electronic commerce and user privacy may also inhibit the growth of the Internet as a means of conducting commercial transactions. To the extent that uBid's activities or the activities of third party contractors involve storing and transmitting proprietary information, such as credit card numbers, security breaches could expose uBid to a risk of loss or litigation and possible liability. uBid's security measures may not effectively prevent security breaches, and uBid's failure to prevent security breaches could significantly disrupt its operations.

     uBid's business could be adversely affected if uBid is unable to adequately protect its proprietary technology.

     uBid's proprietary technology is one of the keys to its performance and ability to remain competitive. uBid relies on a combination of trademark, copyright and trade secret laws to establish and protect its proprietary rights. uBid also uses technical measures, confidentiality agreements and non-compete agreements to protect its proprietary rights. uBid's uBid service mark is registered in the United States. However, uBid may not be able to secure significant protection for its service marks or trademarks. uBid's competitors or others could adopt product or service names similar to "uBid" or uBid's other service marks or trademarks. Any of these actions by others might impede uBid's ability to build brand identity and could lead to customer confusion. uBid's inability to protect the name uBid adequately could adversely affect its business and financial condition.

     uBid relies on copyright laws to protect its proprietary software and trade secret laws to protect the source code for its proprietary software. uBid generally enters into agreements with its employees and consultants and limits access to and distribution of its software, documentation and other proprietary information. The steps uBid takes to protect its proprietary information may not prevent misappropriation of its technology, and the agreements uBid enters into for that purpose might not be enforceable. A third party might obtain and use uBid's software or other proprietary information without authorization or develop similar software independently. It is difficult for uBid to police for unauthorized use of its technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. The laws of other countries may not provide uBid with adequate or effective protection of uBid's intellectual property.

uBid may infringe on third party intellectual property rights and could become involved in costly intellectual property litigation.

     uBid could be sued by other parties claiming infringement by uBid's software or other aspects of uBid's business. uBid is not currently involved in any suit that would have a material effect on its business.

     However, any future claims, with or without merit, could impair uBid's business and financial condition because they could:

 .  result in significant litigation costs;              .  divert the attention of management; or

 .  divert resources;                                    .  require uBid to enter into royalty and licensing
                                                           agreements which may not be available on terms
                                                           acceptable to it or at all.

     In the future, uBid may also file lawsuits to enforce its intellectual property rights, to protect its trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation over these issues, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could adversely affect uBid's business and financial condition.

uBid may experience unexpected expenses or delays in service enhancements if uBid is unable to license third party technology on commercially reasonable terms.

     uBid relies on a variety of technology that it licenses from third parties. These third-party technology licenses might not continue to be available to uBid on commercially reasonable terms or at all. If it is unable to obtain or maintain these licenses on favorable terms, or at all, uBid could experience delays in completing and developing its proprietary software. These delays could significantly harm uBid's business and financial condition.

uBid may encounter barriers to international expansion, which could limit its future growth and adversely impact its business and financial condition.

     uBid intends to continue to expand its operations internationally. uBid does not currently have any Website content that has been localized for foreign markets, and may not be able to establish a global presence. uBid's expansion into international markets will require significant management attention and financial resources.

     Engaging in business on a global level carries inherent risks which could adversely impact uBid's business and financial condition, such as:

 .  differing regulatory requirements;                     .  longer payment cycles;

 .  export restrictions;                                   .  problems in collecting accounts receivable;

 .  tariffs and other trade barriers;                      .  political instability;

 .  difficulties in staffing and managing foreign          .  fluctuations in currency exchange rates; and
   operations;
                                                          .  potentially adverse tax consequences
 .  difficulties in protecting uBid's intellectual
   property rights;


     In addition, some types of software that contain encryption technology are restricted by export laws and uBid could become subject to liability for any violations of these export restrictions. uBid may not be able to successfully market, sell and distribute its products in foreign markets. One or more of these factors could have a material adverse effect on uBid's future global operations, and consequently, on uBid's business and financial condition as a whole.

uBid's stock price is volatile, which could lead to losses by investors and costly securities litigation.

     The trading price of uBid's common stock has been and is likely to continue to be highly volatile and could fluctuate in response to factors such as:

 .  actual or anticipated variations in uBid's                   .  changes in the market valuations of other Internet or
   quarterly operating results;                                    online service companies;

 .  announcements of technological innovations by uBid           .  announcements by uBid or its competitors of
   or its competitors;                                             significant acquisitions, strategic partnerships, joint
                                                                   ventures or capital commitments;
 .  adoption of new accounting standards affecting the
   retail or Internet industry;                                 .  additions or departures of key personnel;

 .  introduction of new services by uBid or its                  .  sales of uBid's common stock or other securities in
   competitors;                                                    the open market; and

 .  changes in financial estimates by securities                 .  other events or factors, many of which are beyond
   analysts;                                                       uBid's control.

 . conditions or trends in the Internet and online commerce industries;


     The stock market has experienced significant price and volume fluctuations, and the market prices of stock in technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against these companies. Litigation initiated against uBid, whether or not successful, could result in substantial costs and diversion of uBid's management's attention and resources, which would have a material adverse effect on uBid's business and financial condition.

CMGI's stock price is volatile and the value of CMGI common stock issued in the merger will depend on its market price at the time of the merger, and no adjustment will be made as a result of changes in the market price of CMGI's common stock.

     At the closing of the merger, each share of uBid common stock will be exchanged for .2628 shares of CMGI common stock. This exchange ratio will not be adjusted for changes in the market price of CMGI common stock or of uBid common stock. In addition, neither CMGI nor uBid may terminate or renegotiate the merger agreement, and uBid may not resolicit the vote of its stockholders solely because of changes in the market price of CMGI common stock or of uBid common stock. Any reduction in CMGI's common stock price will result in you receiving less value in the merger at closing. You will not know the exact value of CMGI's common stock to be issued to uBid stockholders in the merger at the time of the special meeting of uBid stockholders.

     The market price of CMGI's common stock, like that of the shares of many other high technology and Internet companies, has been, and will likely continue to be, volatile. For example, from January 4, 1999 to January 4, 2000, CMGI common stock traded as high as $163.50 per share and as low as $13.53 per share.

     Recently, the stock market in general and the shares of Internet companies in particular have experienced significant price fluctuations. The market price of CMGI's common stock may continue to fluctuate significantly in response to various factors, including:

 .  quarterly variations in operating results or growth         .  announcements of mergers and acquisitions and other
   rates;                                                         actions by competitors;

 .  the announcement of technological innovations;              .  regulatory and judicial actions;

 .  the introduction of new products;                           .  general economic conditions; and

 .  changes in estimates by securities analysts;                .  patents and other intellectual property rights issued

 .  market conditions in the industry;                             to competitors of CMGI.

 .  announcements of mergers and acquisition by CMGI;

CMGI has agreed to guarantee any tax indemnification obligation of uBid to Creative Computers that may arise following the effective time of the merger and if such an obligation arises, it may be significant.

     CMGI has agreed to guarantee any tax indemnification obligation of uBid to Creative Computers that may arise following the effective time of the merger arising out of actions by uBid after the spin-off of uBid by Creative Computers, including transactions similar to the merger, that would disqualify the spin-off as a tax-free distribution or make the spin-off taxable to Creative Computers for federal income tax purposes. If the spin-off were taxable due to uBid's actions, for example, as a result of the merger, uBid would face an indemnity obligation to Creative Computers of approximately $100 million. This indemnity obligation could have a significant material adverse effect on CMGI's business and financial condition.

CMGI may face challenges in integrating CMGI and uBid and, as a result, may not realize the expected benefits of the anticipated merger.

     Integrating the operations and personnel of CMGI and uBid will be a complex process, and CMGI is uncertain that the integration will be completed rapidly or will achieve the anticipated benefits of the merger. Since uBid is located in the Midwest, it will be more difficult to retain employees of uBid if, after the merger, some of the activities and management of uBid move from the Midwest to the East Coast. The successful integration of CMGI and uBid will require, among other things, integration of their finance, human resources and sales and marketing groups and coordination of development efforts. The diversion of the attention of CMGI's management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of CMGI's business. Further, the process of combining CMGI and uBid could negatively affect employee morale and the ability of CMGI to retain some of its key employees after the merger.

If CMGI does not successfully integrate uBid or the merger's benefits do not meet the expectations of financial or industry analysts, the market price of CMGI common stock may decline.

     The market price of CMGI common stock may decline as a result of the merger if:

 .  the integration of CMGI and uBid is unsuccessful;

 . CMGI does not achieve the perceived benefits of the merger as rapidly as, or to the extent anticipated by, financial or industry analysts; or

 . the effect of the merger on CMGI's financial results is not consistent with the expectations of financial or industry analysts.

If CMGI does not manage the integration of other acquired companies successfully, it may be unable to achieve desired results.

     As a part of its business strategy, CMGI may enter into additional business combinations, strategic investments and acquisitions such as with Tallan, Inc. Acquisitions are typically accompanied by a number of risks, including:

 .  the difficulty of integrating the operations and          .  the maintenance of uniform standards, controls,
   personnel of the acquired companies;                         procedures and policies;

 .  the potential disruption of CMGI's ongoing business      .   the impairment of relationships with employees and
   and distraction of management;                               customers as a result of any integration of new
                                                                management personnel; and

 .  the difficulty of incorporating acquired technology
   and rights into CMGI's products and services;            .   potential unknown liabilities associated with
                                                                acquired businesses.

 . unanticipated expenses related to acquired technology and its integration into existing technology;

     CMGI may not succeed in addressing these risks or any other problems encountered in connection with potential business combinations, strategic investments and acquisitions, potentially disrupting CMGI's business and causing increased losses.

Failure to complete the merger with CMGI could harm uBid's stock price and future business and operations.

     Although uBid entered into an agreement with CMGI to merge with its subsidiary and become a subsidiary of CMGI, completion of the merger is subject to several closing conditions, including obtaining regulatory approvals and stockholder approval, the receipt of specified legal assurances, and the absence of certain adverse changes. Although the merger is expected to be completed in May 2000, and the merger agreement provides for a closing by no later than August 31, 2000, it is possible that the merger may not be completed.

Failure to complete the merger could negatively impact the market price of uBid common stock and uBid's operating results.

     If the merger is not completed for any reason, uBid may be subject to a number of material risks, including:

     . uBid may be required to pay CMGI a termination fee of up to $20 million and/or reimburse CMGI for expenses of up to $500,000;

     . the market price of uBid common stock may decline to the extent that the current market price of uBid common stock reflects a market assumption that the merger will be completed; and

     . costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed.

     If the merger is terminated and the uBid board of directors seeks another merger or business combination, no assurance can be given that uBid will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by CMGI in the merger.

uBid may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the merger agreement.

     While the merger agreement is in effect, subject to specified exceptions, uBid is prohibited from entering into or soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger, consolidation, business combination, sale of substantial assets, tender offer, sale of shares of capital stock or other similar transactions with any person other than CMGI. As a result of this prohibition, uBid may not be able to enter into an alternative transaction at a favorable price.

uBid's officers and directors have conflicts of interest that may influence them to support or approve the merger.

     The directors and officers of uBid participate in arrangements and have continuing indemnification against liabilities that provide them with interests in the merger that are different from, or in addition to, yours, including the following:

 .  as of March 1, 2000, the executive officers and             .  certain officers of uBid have entered into employment
   directors of uBid owned stock or options to purchase           agreements with CMGI pursuant to which these officers
   an aggregate of 1,314,814 shares of uBid common                will receive options to purchase uBid common stock
   stock, of which approximately 1,061,497 represent              following the merger;
   options which are unvested.  If the merger is
   completed, on or about April 30, 2000 approximately         .  upon completion of the merger, CMGI and uBid may
   577,384 of the unvested options will accelerate and            enter into employment agreements with additional
   become immediately exercisable prior to the effective          officers of uBid; and
   time of the merger;
                                                               .  CMGI has agreed to cause the surviving corporation in
 .  directors and officers and their respective                    the merger to indemnify each present and former uBid
   affiliates, representing a significant percentage of           officer and director against liabilities arising out of
   uBid stockholders, have agreed to vote in favor of             such person's services as an officer or director.  CMGI
   the merger agreement and the merger;                           will cause the surviving corporation to maintain
                                                                  officers' and directors' liability insurance to cover
 .  certain officers of uBid are entitled to certain               any such liabilities for the next six years.
   benefits, including substantial severance packages,
   under their employment agreements with uBid if their
   employment is terminated upon uBid's change of
   control, such as in the merger;

     The directors and officers of uBid may therefore have been more likely to vote to approve the merger agreement and the merger than if they did not have these interests. uBid stockholders should consider whether these interests may have influenced these directors and officers to support or recommend the merger.

Uncertainties associated with the merger may cause uBid to lose key personnel.

     Current and prospective uBid employees may experience uncertainty about their future roles with CMGI. This uncertainty may adversely affect uBid's ability to attract and retain key management, sales, marketing and technical personnel.

Customers of CMGI and uBid may delay or cancel orders as a result of concerns over the merger.

     The announcement and closing of the merger could cause customers and potential customers of CMGI and uBid to delay or cancel contracts for services. In particular, customers could be concerned about future service offerings and integration support of current services. Moreover, they may terminate their relationship with uBid because they deem themselves competitors of CMGI. Such a delay or cancellation of orders could have a material adverse effect on the business, results of operations and financial condition of CMGI or uBid.


Item 2.  Properties

     uBid's principal administrative, engineering, merchandising and marketing facilities total approximately 25,000 square feet and are located in Chicago, Illinois under a lease that expires in 2002. In January 2000, uBid entered into an additional lease under the same terms at its principal facility in Chicago for an additional 11,000 square feet. Until July 1998, uBid was dependent on Creative for warehousing and distribution services. In July 1998, uBid became responsible for its own warehousing and distribution and entered into a sublease for 100,000 square feet of Creative's 325,000 square foot distribution center in Memphis, Tennessee. In October 1999, uBid entered into a sublease which provides for the continued use of Creative's inventory control and shipping systems during the term of the sublease. The sublease is at a monthly rate equal to Creative's obligation to the landlord, plus taxes and utilities, and will expire in 2002. In December 1999, uBid subleased an additional 70,000 square feet at Creative's distribution center in Memphis that expires in 2002. In February 2000, uBid entered into a lease for a 20,000 square feet Customer Care Center located in Danville, Illinois that expires in 2003. uBid believes that it has adequate space for its current needs. As it expands, uBid will have to find suitable additional space, and uBid cannot be certain that suitable space will be available on commercially reasonable terms. uBid is considering outsourcing some of its warehouse and fulfillment responsibilities.


Item 3.  Legal Proceedings

     From time to time uBid may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve uBid that, in the opinion of uBid's management, could reasonably be expected to have a material adverse effect on uBid's business and financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Price of Common Stock

     uBid's Common Stock is traded on the Nasdaq National Market under the symbol "UBID." The table below presents high and low closing price information for the Common Stock by quarter as reported on Nasdaq from December 4, 1998, the date uBid's Common Stock commenced trading, to December 31, 1999. Prior to such time, there was no public market for uBid 's Common Stock.

1998                                                                            High             Low
----                                                                            ----             ---
Fourth Quarter (commencing December 4, 1998).............................     $188.00          $33.00

1999                                                                            High             Low
----                                                                            ----             ---
First Quarter............................................................     $134.06          $53.88
Second Quarter...........................................................     $ 69.13          $21.63
Third Quarter............................................................     $ 33.94          $16.44
Fourth Quarter...........................................................     $ 44.50          $26.19

     On March 22 1999, the last sale price of uBid 's Common Stock as quoted on Nasdaq was $32.44. As of March 22, 1999, the number of stockholders of record of uBid's Common Stock was 101. uBid has not paid any cash dividends to date and currently intends to retain any earnings for use in business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

     Set forth below is certain selected financial and operating data of uBid for the periods indicated, which have been derived from uBid's audited financial statements. The selected financial data set forth below should be read in conjunction with uBid's financial statements and notes thereto included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         Inception
                                                                      (April 1, 1997)                      Years Ended
                                                                      to December 31,                     December 31,
                                                                                          -----------------------------------------
                                                                           1997                    1998                  1999
                                                                    -------------------   ---------------------  ------------------
                                                                                   (in thousands, except per share data)
Statement of Operations Data:
Net revenues.....................................................       $        9            $   48,232             $  204,925
Gross profit.....................................................                1                 3,975                 19,127
Loss from operations.............................................            (287)               (9,999)               (26,700)
Net loss.........................................................            (313)              (10,169)               (25,495)
Basic and diluted net loss per share (1).........................           (0.04)                (1.36)                 (2.61)
Shares used to compute basic and diluted net loss per share (1)..        7,329,883             7,461,061              9,765,366


                                                                                         December 31,
                                                                          -----------------------------------------
                                                                                 1998                   1999
                                                                          -----------------      ------------------
                                                                                        (in thousands)
Balance Sheet Data:
Cash and cash equivalents................................................      $26,053                 $51,544
Working capital..........................................................       21,445                  40,719
Total assets.............................................................       34,625                  79,266
Note payable to Creative - long term portion.............................        3,331                       -
Total stockholders' equity (deficit).....................................       18,633                  45,262

 ----------------
 (1) Computed by dividing loss attributable to common stockholders by shares used in basic and diluted net loss per share. See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used in computing basic and diluted net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows contains forward-looking statements which involve risks and uncertainties. As a result of certain factors, uBid's actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the financial statements and notes thereto included in this Report. The historical information included in this Report does not necessarily reflect what uBid's financial condition and results of operations would have been had uBid been operated as an independent entity during the periods presented and may not be indicative of future performance.

Overview

     uBid operates a leading online auction marketplace offering products to consumers and businesses. uBid's auctions currently feature a rotating selection of brand name products that typically sell at significant discounts to prices at traditional retailers. uBid currently runs auctions seven days a week, offering on average over 6,700 items in each of its daily auctions. From uBid's first auction in December 1997 through December 31, 1999, uBid auctioned over 1.6 million merchandise units, registered over 1,030,000 users and recorded more than 135.3 million visits to its website. uBid's net loss of $36.0 million from its inception to December 31, 1999 was principally due to investments in infrastructure, sales and marketing expenditures to support future growth, and stock option compensation expense. uBid expects to continue to experience losses for the foreseeable future as it continues to make significant investments in building its customer base and operating infrastructure including increased expenditures for sales and marketing.

     uBid obtains merchandise directly from over 430 manufacturers, distributors and retailers. In May 1999, uBid launched the uBid Auction Community, which provides approved suppliers access to the uBid website to place products for direct auction to customers.

     In June 1999, uBid entered into an agreement, amended February 9, 2000, with LibertyOne, an Australian media company, to provide LibertyOne access to uBid's auction technology and brand name in exchange for a licensing fee, payments for professional services and future royalties from its auction sales in certain East Asian countries, certain Southeast Asian countries, Australia and New Zealand. In September 1999, uBid completed its obligations to transfer its auction technology software and in November 1999, uBid announced the launch of uBid.com.au, its affiliated website in Australia.

     uBid either purchases merchandise outright or acquires the right to sell the merchandise under consignment-type relationships with suppliers on a revenue sharing basis. When uBid purchases merchandise outright, uBid bears both inventory and price risk. Under revenue sharing arrangements, uBid purchases the inventory upon completion of the auction, takes title to the merchandise, invoices the customer and bears the credit and return risks. Under both types of transactions, whether purchased inventory or revenue sharing, uBid recognizes the full sales amount as revenue after it verifies the credit card transaction authorization and ships the merchandise. When the credit card authorization has been received but the merchandise has not been shipped, uBid defers revenue recognition until the merchandise is shipped. uBid offers credit to some of its business customers that have been pre-qualified as having appropriate credit ratings, and accordingly, uBid will have to manage the associated risks of accounts receivable expansion and collection.

     Through December 31, 1999, uBid has incurred expenses related to establishing itself as an independent company of approximately $400,000 and uBid has spent a total of approximately $1.8 million in capital expenditures to fully establish itself as an independent company. These expenditures include warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. uBid expects to fund its purchase of capital equipment with working capital. As of the spin-off date, uBid terminated a services agreement with Creative, pursuant to which Creative provided uBid with various administrative services. Since that time, uBid has engaged third parties to perform some of these services and has internally performed other services.

     Due to uBid's historical dependence on Creative for funding and certain services, uBid's ability to grow prior to its initial public offering was constrained by the allocation of resources made by Creative. uBid's growth had also been constrained by its inability to sell and ship products internationally due to contractual restraints on Creative and because uBid had been precluded from selling certain lines of merchandise as a result of agreements to which Creative is subject. Following uBid's spinoff from Creative, uBid was no longer subject to these restrictions.

     uBid has an extremely limited operating history upon which to base an evaluation of its business and prospects. uBid's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Although uBid has experienced significant growth in revenue since commencing operations, there can be no assurance that uBid's revenue will continue at its current level or rate of growth. uBid's revenue depends substantially upon the level of auction activity on its website. In addition, uBid has relatively low gross margins and plans to increase its operating expenses significantly by increasing the size of its staff, expanding its marketing efforts, purchasing larger volumes of merchandise to be sold at auction and building a larger infrastructure to support planned growth. Increases in operating expenses preceding or not subsequently followed by increased revenue, could have a material adverse effect on uBid's business, results of operations and financial condition.

     Beginning in October 1997, uBid granted stock options to attract and retain key employees. These options were exercisable only in the event of a successful initial public offering or sale of uBid. The completion of uBid's initial public offering on December 4, 1998 caused a new measurement date to occur, requiring uBid to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. uBid recorded anon-cash compensation expense charge of $13.3 million in connection with stock options granted prior to the IPO at prices less than the initial public offering price of its common stock. The compensation charge will be recognized over the five-year vesting period of such options. Accordingly, uBid recorded a compensation expense of $5.3 million in the fourth quarter of 1998 and $3.5 million for the year ended December 31, 1999.

Results of Operations

Years Ended December 31, 1998 and 1999

     Net Revenues. Net revenues are comprised of gross merchandise sales plus shipping revenue net of returns. uBid held its first auction the last week of December 1997. For the year ended December 31, 1999, net revenues increased to $204.9 million, an increase of 324.9%, from $48.2 million for the year ended December 31, 1998. Growth in net revenues resulted from significant growth in uBid's customer base, an expanded selection of merchandise offered and an increase in the number of auctions per week. uBid intends to increase traffic to its website, further allowing uBid to broaden its customer base, increase the number of auctions per week and expand the selection and number of items offered.

     Gross Profits. Gross profits are comprised of net revenues minus the cost of merchandise, shipping and shipping-related expenses, net of returns. Gross profits are affected by uBid's ability to cost-effectively source merchandise and attract sufficient traffic to its website to achieve a favorable balance between the number of bidders and the amount of merchandise auctioned. In addition, uBid's gross profits could be affected by its capability to continue to expand into software licensing arrangements and similar commission and fee based arrangements. Gross profits for the year ended December 31, 1999 increased to $19.1 million from $4.0 million for the year ended December 31, 1998. As a percent of net revenues, gross profit for the year ended December 31, 1999 was 9.3%, an increase from 8.2% for the year ended December 31, 1998. The increase in gross profit percentage was due to the recognition of software licensing and advertising revenues.

     Operating Expenses. Operating expenses have increased significantly since uBid's inception. This trend is expected to continue as uBid expands its operations to increase its customer base, enhance its brand name and increase its market share, all of which will require significant increases in marketing and advertising, additional personnel, enhancements to uBid's website and further development of its infrastructure. Creative provided uBid with administrative services (accounting, human resources, legal) (through June
1999), warehousing and distribution services (through June 1998), and Internet/telecom and joint marketing services (through September 1999). The costs of these services as a percent of total operating expenses have declined each year since uBid's inception. uBid expects that these costs will continue to decline as a percent of total operating expenses and in absolute dollars in the future. Since the spin-off, uBid has had to perform certain administrative and transactional services or engage third parties to perform those services. uBid does not expect that the costs associated with the transition to internal and third party administration and transaction processing will be material.

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for sales and marketing personnel. For the year ended December 31,1999, sales and marketing expenses increased to $22.2 million from $2.8 million for the year ended December 31, 1998. Sales and marketing expenses as a percent of net revenues were 10.8% for the year ended December 31, 1999, an increase from 5.9% for the year ended December 31, 1998. These expenses have increased due to increasing advertising expenditures and personnel additions. uBid expects sales and marketing expenses to increase significantly in absolute dollars in order to increase its customer base.

     uBid has established marketing relationships with a number of online companies including AOL, MSN/LinkExchange, MSN/Hotmail, PCWorld Online, LookSmart, Prodigy and Road Runner to increase uBid's access to online customers and build brand recognition. Under these arrangements, uBid receives portal positioning, anchor tenancy, promotional placements, sponsorships and/or banner advertisements for a monthly fee. Generally, these agreements have terms up to three years, do not provide for a guaranteed renewal and may be terminated by uBid without cause. uBid's payments to these online companies for the year ended December 31, 1999 were approximately $4.1 million and its payments in 2000 under these agreements will be approximately $5.1 million, which does not include certain additional fees such as payments for producing a certain level of new registrations. uBid expects to enter into additional marketing relationships with other online companies to increase its customerbase.

     Technology and Development. Technology and development expenses consist primarily of payroll and related expenses for systems personnel who develop uBid's website and related systems, charges relating to hosting of its website and Internet/telecom operations, and amortization of capitalized software development costs. For the year ended December 31, 1999, technology and development expenses increased to $4.1 million from $1.0 million for the year ended December 31, 1998. Technology and development costs as a percent of net revenues were 2.0% for the year ended December 31, 1999, a slight decrease compared to 2.1% for the year ended December 31, 1998. uBid expects technology and development expenses to increase in absolute dollars in the future as uBid expands its operations.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses, warehousing and distribution, credit card processing, accounting and administration, customer service, merchandising, and executive and other general corporate expenses. Until the spin-off date, Creative provided certain general and administrative services for credit card processing, accounting and benefits administration. For the year ended December 31, 1999, general and administrative expenses increased to $16.1 million from $4.9 million for the year ended December 31, 1998. General and administrative expenses have increased primarily due to costs to support increased sales such as credit card processing and distribution expenses and the hiring of additional personnel. General and administrative expenses as a percent of net revenues were 7.8% for the year ended December 31, 1999, a decrease from 10.1% for the year ended December 31, 1998. uBid expects general and administrative expenses to increase in absolute dollars in the future as uBid expand its operations.

     Stock Option Compensation Expense. Prior to uBid's initial public offering, uBid had granted 1,038,278 options to purchase common stock at prices less than the $15.00 per share initial public offering price. These options were exercisable only in the event of a successful initial public offering or sale of uBid. The completion of uBid's initial public offering on December 4, 1998 caused a new measurement date to occur, requiring uBid to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. Based upon the difference between the IPO price of $15.00 per share and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, the total stock option compensation charge was $13.3 million, which will be amortized over the vesting periods of the outstanding options. uBid recognized approximately $3.5 million of this charge in the year ended December 31, 1999 and $5.3 million of this charge in the year ended December 31, 1998.

     Income Taxes. uBid has had a net loss since its inception in 1997 and expect to incur losses for the foreseeable future. No benefit for income taxes was provided in 1997, 1998 or 1999 due to the uncertainty of realization of these benefits in future years.

     Net Loss. Based on the foregoing information, uBid had a net loss of $25.5 million for the year ended December 31, 1999, compared to $10.2 million for the year ended December 31, 1998. The loss in the year ended December 31, 1999 was due in part to sales and marketing expenditures, investments in infrastructure as uBid continued to expand its sales operations, and a non-cash charge for amortization of stock compensation expense related to pre-IPO stock options. uBid expects to continue to experience losses for the foreseeable future as uBid continues to make significant investments in building its customer base and operating infrastructure.

Period from April 1, 1997 (inception) to December 31, 1997 and Year Ended December 31, 1998

     Net Revenues. uBid held its first auction the last week of December 1997. For the year ended December 31, 1998, net revenues were $48.2 million. Growth in net revenues was due to significant growth in its customer base, an expanded selection of merchandise offered and an increase in the number of auctions per week.

     Gross Profits. Gross profits for the year ended December 31, 1998 were $4.0 million. As a percent of net revenues, uBid's gross margin was 8.2% for the year ended December 31, 1998. Gross margin is affected by uBid's ability to cost-effectively source merchandise and attract sufficient traffic to its Website to achieve a favorable balance between the number of bidders and the amount of merchandise auctioned. Merchandise acquired from Creative represented over 90% of the merchandise sold in the first two months of operations, decreasing to approximately 30% in March and April 1998, and represented less than 10% for 1998.

     Operating Expenses. uBid's operating expenses have increased significantly since its inception. This trend is expected to continue as uBid continues to expand its operations to increase its customer base, enhance its brand name and increase its market share, all of which will require significant increases in marketing and advertising, additional personnel, enhancements to uBid's Website and further development of its infrastructure. Creative provided administrative (accounting, human resources, legal) (through June 1999), warehousing and distribution (through June 1998), and Internet/telecom and joint marketing services (through September 1999) to uBid. The cost of these services represented 72% and 21% of uBid's total operating expenses from its inception to December 31, 1997 and for the year ended December 31, 1998, respectively.

     Sales and Marketing. Sales and marketing expenses were approximately $10,000 and $2.8 million from uBid's inception to December 31, 1997 and for the year ended December 31, 1998, respectively. Sales and marketing expenses as a percent of net revenues were 5.9% for the year ended December 31, 1998. These expenses have increased significantly each month of operations due to increasing advertising expenditures and personnel additions.

     Technology and Development. Technology and development expenses were approximately $66,000 and $1.0 million from uBid's inception to December 31, 1997 and for the year ended December 31, 1998, respectively. Technology and development costs as a percent of net revenues were 2.1% for the year ended December 31, 1998. In addition to the expenses in 1997, uBid capitalized approximately $267,000 relating to the development of the core software for uBid's Website. These costs are being amortized over three years. The increase in technology and development expenses during 1998 was primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of uBid's Website and related systems.

     General and Administrative. General and administrative expenses were approximately $212,000 and $4.9 million for the period from uBid's inception to December 31, 1997 and for the year ended December 31, 1998, respectively. General and administrative expenses as a percent of net revenues were 10.1% for the year ended December 31, 1998. Creative supplied general and administrative services for warehousing and distribution, credit card processing, accounting and benefits administration. General and administrative expenses increased during 1998 primarily due to hiring additional personnel and related costs to support increased sales such as credit card processing and distribution costs.

     Stock Option Compensation Expense. As discussed above, uBid will incur a total compensation charge of $13.3 million in connection with options uBid granted prior to its initial public offering. This amount will be amortized over the vesting periods of the outstanding options. uBid recognized $5.3 million of this charge to compensation in December 1998.

     Income Taxes. uBid had a net loss since its inception in 1997 and expects to incur losses for the foreseeable future. No benefit for income taxes was provided in 1997 or 1998 due to the uncertainty of realization of these benefits in future years.

     Net Loss. Based on the foregoing information, uBid had a net loss of approximately $313,000 and $10.2 million for the period from its inception to December 31, 1997 and for the year ended December 31, 1998, respectively. In the year ended December 31, 1998 the loss from operations before the non-cash stock option compensation expense was $4.7 million, and the stock option compensation expense totaled $5.3 million.

Liquidity and Capital Resources

     Prior to uBid's December 1998 IPO, uBid financed its operations with advances from Creative and cash flow from operations. The net proceeds from uBid's IPO were $23.8 million and in September 1999, uBid completed a follow-on offering of 2,300,000 shares of its common stock which yielded net proceeds of $48.1 million.

     Net cash used in operating activities was $16.5 million for the year ended December 31, 1999 and approximately $108,000 for the year ended December 31,1998. During the year ended December 31, 1999, the net decrease in cash from operating activities was due to a net loss from operations of $25.5 million after the non-cash compensation charge of $3.5 million, a $7.8 million increase in inventory, a $3.0 million increase in accounts receivable, and a $2.2 million increase in prepaid expenses and other assets. This decrease was partially offset by an $11.0 million increase in accounts payable, a $3.8 million increase in accrued marketing, a $3.1 million increase in accrued freight, and a $3.2 million increase in accrued expenses and other current liabilities.

     Net cash used in investing activities was approximately $6.6 million for the year ended December 31, 1999 and approximately $347,000 for the year ended December 31, 1998. During the year ended December 31, 1999, the increase in cash used in investing activities was due to approximately $4.5 million in purchases of warehousing and office equipment and investments in software development and systems related to uBid's auction platform. In addition, uBid's restricted cash increased by $2.1 million due to collateral invested in certificates of deposit which are used as security for uBid's office lease and certain purchases from suppliers.

     Net cash provided by financing activities was approximately $48.6 million for the year ended December 31, 1999 and $26.5 million for the year ended December 31, 1998. During the year ended December 31, 1999, cash flow from financing activities primarily consisted of proceeds from uBid's follow-on public offering of 2,300,000 shares of common stock from which uBid received $48.1 million, net of underwriting commissions and discounts.

     uBid anticipates that it will have negative cash flows from operations for the foreseeable future. Creative advanced cash to uBid for its operations until the consummation of its IPO. Upon consummation of uBid's IPO, those advances were converted into a note payable to Creative. The outstanding balance on the note bears interest at the prime rate and will be repaid on or before June 4, 2000. For the year ended December 31, 1999, interest income of $1.5 million earned on the proceeds of uBid's public offerings was partially offset by interest expense of approximately $270,000 on the note payable to Creative. Net proceeds from uBid's public offerings are being used for working capital needs, including advertising and brand development for growth, as well as development of uBid's infrastructure. Through December 31, 1999, uBid incurred expenses related to establishing uBid as an independent company of approximately $400,000 and uBid has spent a total of approximately $1.8 million in capital expenditures to fully establish itself as an independent company. These expenditures included warehouse and distribution equipment, hardware and software for computer systems and furniture and fixtures. uBid funded the purchase and leasing of this equipment with working capital. In August 1999, uBid completed the transition to locate its primary website servers in the Chicago area. Most of uBid's back office systems operations are provided through agreements with Creative. Although uBid anticipates continuing to use its current back office administrative systems in Torrance for the near term, uBid intends to implement its own hardware and software systems, by the end of the second quarter of 2000, at an estimated cost of approximately $1 million. In addition, uBid plans to install new database management software, purchase new enterprise software and upgrade its existing systems over the next 12 months at a total estimated cost of approximately $3.3 million. uBid expects to fund the purchase of this equipment with working capital.

     uBid expects to use a substantial amount of its working capital for sales and marketing expenditures to increase its customer base, and expects sales and marketing expenses to increase significantly both in absolute dollars and as a percentage of revenues. There can be no assurance this will result in levels of increased revenues that justify such expenditures.

     uBid intends to retain any earnings for the foreseeable future for use in the operation and expansion of its business. Consequently, uBid does not anticipate paying any cash dividends on its common stock to its stockholders for the foreseeable future. In addition, it is probable that any debt financing agreements uBid may enter into will contain restrictions on its ability to declare dividends.

     uBid believes that the net proceeds from its IPO and its recent follow-on offering will satisfy its working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurance uBid will not require additional funds prior to the expiration of such period. If uBid's capital requirements vary materially from those currently planned, uBid could require additional financing sooner than anticipated. There can be no assurance that any such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to uBid's stockholders.

     uBid's ability to raise equity capital within the next two years may be limited as a result of statutory and contractual restrictions relating to the spin-off. For a discussion of these restrictions and the risks they present, see the investment consideration captioned "uBid is subject to restrictions on its ability to issue equity securities, which may limit its ability to grow its business and compete effectively."

Year 2000

     Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data during the year 2000. The problem could affect those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field is required to be what is commonly termed "year 2000 compliant."

     uBid may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom uBid transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, uBid established an internal project team comprised of all functional disciplines. This project team identified internal systems (both information technology and non-information technology systems) that were not year 2000 compliant, determined their significance in the effective operation of uBid, and developed plans to resolve the issues where necessary. uBid communicated with the suppliers and others with whom it does business to coordinate year 2000 readiness. The responses received by uBid indicated that steps were being undertaken to address this concern. However, if such third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on uBid.

     uBid's principal transaction processing software through which nearly all of uBid's business is transacted appears to be year 2000 compliant and, as such, uBid does not anticipate any material adverse operational issues to arise. uBid implemented corrective solutions before the end of the third quarter of 1999. The costs incurred by uBid with respect to this project were approximately $500,000, all of which was recorded as an expense in the year incurred. uBid does not expect to make significant expenditures in the future relating to the year 2000 issue.

     uBid believes its auction software to be year 2000 compliant and full compliance of the auction software was verified by an external consultant in 1999. uBid currently runs various third party applications that required year 2000 updates. These were implemented prior to the end of 1999. Although uBid has not experienced any material year 2000 problems or disruptions since January 1, 2000, there can be no assurance that such problems or disruptions will not occur in the future.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

       uBid's financial instruments include cash and government securities on repurchase agreements at fixed rates. At December 31, 2000, the carrying values of the uBid's financial instruments approximated their fair values based on current market prices and rates. uBid has not entered into any derivative financial instruments. uBid does not have any foreign currency exposure because it does not transact business in foreign currencies.


Item 8.  Financial Statements and Supplementary Data

       uBid's consolidated financial statements are filed under this Item, beginning on page F-1 of this Report. The financial statement schedules required under Regulation S-X are filed pursuant Item 14, beginning on page F-18 of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

       uBid's executive officers, key employees and directors, their ages and their positions as of March 1, 2000 were as follows:

Name                                                 Age                       Position
----                                                 ---                       --------
Gregory K. Jones................................      39     Chairman, President and Chief Executive Officer
Thomas E. Werner................................      42     Vice President and Chief Financial Officer
Timothy E. Takesue..............................      31     Vice President--Merchandising
Kenneth Dotson..................................      39     Chief Marketing Officer
Joel D. Ludvigsen...............................      33     Vice President--International
D. Paul Stolarski...............................      48     Vice President--Engineering
Jason M. MacLean................................      31     Vice President--Customer Care
Allen U.  Lenzmeier.............................      56     Director
Howard A. Tullman...............................      54     Director
Russell Pillar..................................      34     Director
Norman H. Wesley................................      50     Director
Mark C. Layton..................................      40     Director


     Gregory K. Jones has been President and Chief Executive Officer of uBid since November 1997, and Chairman of the Board since July 1998. From October 1995 to November 1997, Mr. Jones was Senior Vice President of Strategic Markets at APAC TeleServices, Inc., a provider of outsourced telephone-based marketing, sales and customer management solutions. From October 1990 to October 1995, Mr. Jones served as the President and Chief Operating Officer of The Reliable Corporation/Office 1, a Chicago-based direct mail/retailer of office products. From January 1988 to October 1990, Mr. Jones was a Senior Manager, consulting on systems and technology strategic planning for the accounting/consulting firm of Ernst & Young LLP. Mr. Jones serves on the

Board of Directors of Illinois-based Divine Interventures, Inc., a venture company with investments in several business-to-business Internet start-up companies. He also serves on the Board of Directors of Ohio-based D.I.Y. Home Warehouse, an operator of 16 warehouse-format home improvement centers. Mr. Jones received his B.A. degree from Miami University (Ohio) and his M.M. in marketing and finance from the J.L. Kellogg Graduate School of Management of Northwestern University.

     Thomas E. Werner has been Vice President and Chief Financial Officer of uBid since October 1998. From December 1995 to October 1998, Mr. Werner was Corporate Controller for Gateway, Inc., a manufacturer and marketer of personal computers and related products. From March 1995 until December 1995, Mr. Werner was Vice President and Assistant Corporate Controller for Dade International, a manufacturer of medical diagnostic equipment and products. From 1989 until 1995, Mr. Werner held various financial management positions with Baxter International, a manufacturer and distributor of health care products. Mr. Werner received his B.S. degree in business from Indiana University and is a Certified Public Accountant.

     Kenneth Dotson joined uBid as Chief Marketing Officer in December 1999. Prior to December 1999, Mr Dotson was Senior Vice President of Marketing and Business Development of PlanetAll, Inc., an Internet-based contact management and group calendar service. From December 1994 to August 1998, Mr. Dotson served as the Vice President of Marketing for Sportsline.com, the publisher of CBS Sportsline and a network other sports-related web sites and media properties. He currently serves the Board of Directors of several Internet companies, including The Email Channel, USFANS, Inc. and Scorecard USA. Mr. Dotson received a B.S. and a M.B.A. degree in marketing from the University of Mississippi.

     Timothy E. Takesue joined uBid as Vice President--Merchandising in December 1997. Prior to December 1997, Mr. Takesue was Director of Merchandising/Purchasing for Elek-Tek Inc., a catalog, retail and corporate reseller. Mr. Takesue was a buyer of computer and computer-related products and accessories at Montgomery Ward from March 1996 to August 1996 and from February 1988 to March 1996, Mr. Takesue held several positions with Fretter, Inc., a specialty retailer in appliances, consumer electronics and computers. During his eight years with that company, Mr. Takesue held the positions of General Store Manager, District Sales Manager of Indiana, Marketing Manager of the Ohio region with responsibility for all marketing functions, Regional Marketing Manager for the New England region, Merchandise Manager with responsibility for all buying and marketing of computer peripheral, software and accessory products, and Senior Merchandise Manager with responsibility for all buying and marketing of computer and related products. Mr. Takesue attended Wayne State University.

     Joel D. Ludvigsen joined uBid as Director of Auction Planning in November 1998 and was promoted to Vice President--International in July 1999. From 1996 to 1998, Mr. Ludvigsen served in the Strategic Management Consulting department at Bain & Company. From 1988 to 1994, Mr. Ludvigsen was a manager in the Audit Information Technology Group at KPMG Peat Marwick. Mr. Ludvigsen is a Certified Public Accountant, and received a B.A., summa cum laude, at Luther College and a M.B.A., with Baker Scholar distinction, at Harvard Graduate School of Business Administration.

     D. Paul Stolarski joined uBid in January 1999 as Vice President-- Engineering. From August 1997 to October 1998, Mr. Stolarski served as Vice President of Engineering at F5 Networks, a supplier of Internet load balancing solutions. From August 1996 to August 1997, he served as Section Manager for Software Development at US Robotics Wireless Data Systems. Prior to that time, Mr. Stolarski served as product manager for Motorola's Wireless Data Group. Mr. Stolarski received his M.S. and B.S. degrees in electrical engineering from the University of Illinois at Champaign-Urbana.

     Jason M. MacLean joined uBid in March 1999 as Manager of Customer Retention and was appointed as Vice President--Customer Care in August 1999. From September 1996 to March 1999, Mr. MacLean was a senior consultant at Bain & Company, where he served technology-related clients in both the private equity and strategic consulting groups. Mr. MacLean received an M.B.A. in finance and an M.A. in management and international studies from the Wharton School of Business in 1996, where he was a fellow at the Joseph H. Lauder Institute. Mr. MacLean received a B.A. in English and Russian from the University of Pennsylvania.

  Mark C. Layton became a member of the Board of Directors of uBid in February 1999. Mr. Layton serves as Chairman of the Board, President and Chief Executive Officer of PFSweb, Inc., a provider of transaction management services. Mr. Layton has served as President, Chief Executive Officer and Chief Operating Officer of Daisytek International, a global distributor of office consumables and computer supplies, since April 1997 and as a Director since 1988. He served as President, Chief Operating Officer and Chief Financial Officer of Daisytek from 1993 to April 1997, as Executive Vice President from 1990 to 1993 and as Vice President--Operations from 1988 to 1990. Prior to joining Daisytek, Mr. Layton served as a management consultant with Arthur Andersen & Co., S.C. for six years through 1988, specializing in wholesale and retail distribution and technology. Mr. Layton also serves as a Director of ISA International plc ("ISA"), a distributor of computer supplies in Western Europe. Mr. Layton received a B.S. degree in Business Management Information Technology from Northern Arizona University.

     Allen U. Lenzmeier was appointed to the Board of Directors in June 1999 Mr. Lenzmeier currently serves as Executive Vice President and Chief Financial Officer of Best Buy, Inc., an electronics retailer. Mr. Lenzmeier joined Best Buy in 1984 and has also served as Best Buy's Senior Vice President of Finance and Operations and Treasurer. Mr. Lenzmeier received a B.A. degree from Minnesota University and is a Certified Public Accountant.

     Russell Pillar became a member of the Board of Directors of uBid in October 1999. Mr. Pillar has served as President and Chief Executive Officer of CBS Internet Group, a division of CBS Corporation, since January 2000. Prior to joining CBS, Mr. Pillar was President, Chief Executive Officer, and a member of the International Board of Directors of Richard Branson's Virgin Entertainment Group, Inc., a position he held from November 1998 until January 2000. Prior to joining Virgin, Mr. Pillar was President, Chief Executive Officer, and a director of Prodigy Internet from September 1997 through August 1998; he had joined Prodigy's Board of Directors in October 1996 as part of the investor group that purchased the company from IBM and Sears. From December 1993 through October 1996 Mr. Pillar held various positions with Precision Systems, Inc., a publicly traded international telecommunications software provider, serving as its President, Chief Executive Officer, and as a director. Since October 1991 he also has served as Managing Partner of Critical Mass Ventures LLC, an Internet-focused technology incubator/venture capital firm. Mr. Pillar serves on the boards of CBS MarketWatch, CBS SportsLine, Switchboard and a number of
private companies.   Mr. Pillar graduated Phi Beta Kappa, cum laude, from Brown
University with an A.B. in East Asian Studies.

     Howard A. Tullman joined the Board of Directors in June 1998. Since June 1997, Mr. Tullman has served as the Chief Executive Officer of Tunes.com (formerly JAMtv Corporation), which operates an Internet music site specializing in the webcasting of live music events. Mr. Tullman has served as Chairman of the Board of Tunes.com since February 1999. From October 1996 to May 1997, Mr. Tullman was one of the co-managers of Digital Entertainment Networks LLC, the predecessor to JAMtv Corporation. From October 1993 to September 1996, Mr. Tullman served as the President and Chief Executive Officer of Imagination Pilots, Inc., a multimedia software developer which he also founded. Immediately prior to founding Imagination Pilots, Inc., Mr. Tullman served as the Chief Executive Officer of Eager Enterprises, Inc., an information industry venture capital firm which he founded in 1990. Mr. Tullman is Chairman of the Board of Directors of Cobalt Group, Inc., a provider of Internet marketing and data aggregation services. Mr. Tullman received his B.A. degree from Northwestern University and a J.D. from the Northwestern University School of Law.

     Norman H. Wesley became a member of the Board of Directors of uBid in November 1998. Beginning January 1, 1999, Mr. Wesley became President, Chief Operating Officer and a member of the Board of Directors of Fortune Brands, Inc., a consumer products company with premier brands and leading markets in home and office products, golf equipment and distilled spirits. Mr. Wesley will serve as Chief Executive Officer of Fortune Brands beginning January 2000. From May 1997 to December 1998, Mr. Wesley served as Chairman and Chief Executive Officer of Fortune Brands Home & Office, the consolidated operation of ACCO World Corporation and MasterBrands Industries, Inc. Mr. Wesley joined ACCO in 1984 as Vice President, Corporate Development, became President and Chief Operating Officer of that company in 1987 and Chief Executive Officer in 1990. From 1997 through December 31, 1998, Mr. Wesley served as Chairman and Chief Executive Officer of MasterBrands Industries, Inc. Mr. Wesley earned both a B.S. in finance, cum laude, and a M.B.A., magna cum laude, from the University of Utah.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires uBid's officers and directors, and persons who own more than ten percent of a registered class of uBid's equity securities, to file reports of ownership on Form

3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. These officers, directors and ten percent shareholders are also required by the Commission's rules to furnish uBid with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or representations from certain reporting persons that no Forms 5 were required for such persons, uBid believes that during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were complied with, except as follows: (1) Mr. Lenzmeier, one of uBid's directors, failed to timely file a Form 3 reporting his initial statement of beneficial ownership upon his election to the board in June 1999. Mr. Lenzmeier subsequently reported his holdings on a Form 5 report for the fiscal year ended December 31, 1999. (2) Sam Khulusi, one of uBid's principal stockholders, filed a late Form 3 reporting his initial statement of beneficial ownership.


Item 11.  Executive Compensation

  The following table sets forth for the period from uBid's inception in 1997 to December 31, 1999 the compensation of Gregory K. Jones, its President and Chief Executive Officer, and its three other most highly paid officers, whom uBid refers to as the named executive officers.



                                                       SUMMARY COMPENSATION TABLE


                                                                                                          Long Term
                                                                                                         Compensation
                                                                                                            Awards
                                                      Annual Compensation (1)                 ---------------------------------
                                   ----------------------------------------------------------     Securities        All Other
                                                                              Other Annual        Underlying       Compensation
Name and Principal Position            Year     Salary ($)     Bonus ($)     Compensation ($)      Options (#)        ($)(2)
-------------------------------------------------------------------------------------------------------------------------------

Gregory K. Jones...................    1999     $175,000      $100,000              -                200,000            $ 1,342
  Chairman, President and Chief        1998      175,000        50,000              -                      -              1,630
  Executive Officer                    1997       19,519             -              -                366,494                  -

Thomas E. Werner (3)...............    1999      160,000        50,000              -                 20,000             90,195
  Vice President, Chief Financial      1998        6,153             -              -                109,948                  -
  Officer and Secretary

Timothy E. Takesue.................    1999      125,276        50,000              -                      -                909
  Vice President--Merchandising        1998       79,077        20,000              -                 45,325                886
                                       1997       16,076        20,000              -                 54,974                  -

Joel D. Ludvigsen (3)..............    1999       71,454        30,000              -                 10,000                627
  Vice President--International        1998        9,231             -              -                 32,984                  -

(1) Information regarding certain perquisites and other personal benefits has been omitted because the aggregate value of such items do not meet the minimum amount required for disclosure under the rules and regulations of the Commission.

(2) Consists of Company 401(k) Plan matching contributions on behalf of the named executive officer and reimbursements related to moving expenses.

(3)  Messrs. Werner and Ludvigsen joined uBid in 1998.

Option Grants in Last Fiscal Year

     The following table sets forth the individual grants of stock options made by uBid during the fiscal year ended December 31, 1999 to each of the named executive officers:


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants
                      ---------------------------------------------------------------------
                                                                                                    Potential Realizable
                                               % of Total                                             Value at Assumed
                             Number of           Options                                            Annual Rates of Stock
                            Securities         Granted to                                          Price Appreciation for
                            Underlying          Employees             Exercise                         Option Term (5)
                              Options            in Last               Price         Expiration    -----------------------
                             Granted (#)      Fiscal Year (4)          ($/sh)           Date           5%           10%
                      ---------------------------------------------------------------------------------------  ------------
Name

Gregory K. Jones......      200,000 (1)               9.2%              $36.63         11/15/09    $4,607,282   $11,675,757

Thomas E. Werner......       20,000 (2)               0.9                19.38          8/17/09       243,760       617,735

Joel D. Ludvigsen.....       10,000 (3)               0.5                31.81           6/8/09       200,051       506,969

(1) These options vest as to 6.25% on the first quarterly anniversary of the date of grant and 6.25% each quarterly anniversary thereafter until the options are fully vested on the fourth year anniversary of the date of grant. Upon a merger, sale of substantially all of the assets or similar transaction involving uBid that results in a change of control, the option will become fully vested. See "Employment Agreements and Change-in-Control Arrangements."

(2) These options vest as to 25% on the first anniversary of the date of grant and 25% annually thereafter until the options are fully vested on the fourth anniversary of the date of grant. Upon a merger, sale of substantially all of the assets or similar transaction involving uBid that results in a change of control, the options will become fully vested. See "Employment Agreements and Change-in-Control Arrangements."

(3) These options vest as to 25% on the first anniversary of the date of grant and 25% annually thereafter until the options are fully vested on the fourth anniversary of the date of grant. Upon a merger, sale of substantially all of the assets or similar transaction involving uBid that results in a change of control, the next 25% installment of the option will vest, called the Accelerated Installment, along with a prorated amount of any additional number of unvested shares covered by the option calculated by (x) subtracting the number of full months remaining until the normal annual vesting date of the Accelerated Installment from 12, (y) dividing the difference by 12 and (z) multiplying the resulting fraction times the number of shares covered by the next 25% installment. See "Employment Agreements and Change-in-Control Arrangements."

(4) Based on an aggregate of 2,170,730 options granted to uBid's directors and employees in fiscal year 1999, including the named executive officers.

(5) The potential realizable value is calculated based on the term of the option at its time of grant (ten years) and assumes a fair market value equal to the exercise price per share on the date of grant. It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

Year-End Option Values

     The following table sets forth information concerning the value of unexercised options at December 31, 1999. No options were exercised by the named executive officers in the 1999 fiscal year.


                            YEAR-END OPTION VALUES
                               Fiscal Year 1999

                                        Number of Securities
                                       Underlying Unexercised                    Value of Unexercised
                                             Options at                        In-the-Money Options at
                                         December 31, 1999                      December 31, 1999 (1)
                                   --------------------------------            --------------------------------

Name                               Exercisable        Unexercisable            Exercisable        Unexercisable
----                               -----------        -------------            -----------        -------------
Gregory K. Jones.................      146,598              419,896             $3,845,266           $5,767,872

Thomas E. Werner.................       21,990              107,958                387,684            1,693,200

Timothy E. Takesue...............       31,055               69,244                735,031            1,498,102

Joel D. Ludvigsen................        6,597               36,387                 97,042              388,153

(1) The value of in-the-money options is based on the closing price of uBid's Common Stock as reported on the Nasdaq National Market on December 31, 1999, which was $26.50 per share, less the aggregate exercise price, times the aggregate number of shares issuable pursuant to such options.

Compensation of Directors

     Our directors did not receive cash compensation for serving on uBid's board of directors or its committees for the fiscal year ended December 31, 1999, but they were reimbursed for expenses incurred in attending board meetings. Other than option grants and the reimbursement of reasonable expenses incurred with attending board and committee meetings, uBid has not yet adopted specific policies on directors' compensation and benefits.

     In 1998, Mr. Tullman and Mr. Wesley were each granted an option to purchase 18,325 shares of uBid common stock, at a per share exercise price of $6.82 and $11.79, respectively, in connection with their becoming directors of uBid. In connection with his appointment as a director in February 1999, Mr.Layton was granted an option to purchase 18,325 shares of uBid common stock at an exercise price of $62.50 per share. Mr. Lenzmeier received options to purchase 18,325 shares of uBid common stock at the time of his board appointment in June 1999 at an exercise price of $27.88 per share. Mr. Pillar received options to purchase 18,325 shares of uBid common stock at the time of his board appointment in October 1999 at an exercise price of $36.88 per share. In October 1999, each non-employee director was granted an option to purchase 12,000 shares of uBid common stock at an exercise price of $38.00. Stock option grants made to uBid's directors in 1998 were made under uBid's informal stock option plan, and option grants made to directors in 1999 were made under the uBid 1998 Stock Incentive Plan.

Employment Agreements and Change-in-Control Arrangements

     uBid entered into an employment agreement dated December 20, 1999, as amended, with Gregory K. Jones, president and chief executive officer of uBid. Pursuant to this agreement, Mr. Jones receives an annual base salary in the amount of $250,000, subject to increase or decrease by mutual agreement or pursuant to the board of directors' annual review policy and budgeting procedures. Mr. Jones is also eligible to receive a pre-established annual bonus, at a target amount of his then-current salary, based on the attainment of objectives mutually agreed to by Mr. Jones and the uBid board of directors. In the event his employment is terminated by uBid without cause or by him for good reason at any time prior to the first anniversary of the consummation of the merger with CMGI, Mr.

Jones is entitled to six months severance pay, continued benefits coverage through the six month anniversary of the termination, outplacement services not to exceed $10,000, and the bonus that would have been paid at the later of the six month anniversary of his termination or the end of the fiscal year. This bonus will be the higher of his previous year's bonus, the target bonus for the year in which the termination occurs, or the actual bonus attained for the fiscal year in which such termination occurs.

     Pursuant to his original employment agreement in 1997, Mr. Jones was granted an option to purchase 366,494 shares of uBid common stock at an exercise price of $0.27 per share. In 1999, Mr. Jones was granted an option to purchase 200,000 shares of uBid common stock at an exercise price of $36.63 per share. Pursuant to his employment agreement with uBid, upon a merger, sale of substantially all of the assets or similar transaction involving uBid that results in a change of control (including the merger with CMGI), Mr. Jones' options will become fully vested; however, Mr. Jones has agreed with uBid and CMGI to amend the employment agreement to provide that, upon consummation of the merger, all unvested options issued to Mr. Jones prior to the effective time of the merger will vest only as to the next annual or next four quarterly installments (as applicable), together with prorated additional vesting with respect to the number of months that have elapsed since the last annual or quarterly installment.

     uBid has also entered into an employment agreement with Kenneth Dotson, vice president of marketing, dated November 30, 1999. The agreement with Mr. Dotson is terminable by either party at any time. Pursuant to this agreement, Mr. Dotson receives base salary in the amount of $3,173 per week in accordance with uBid payroll practices. If Mr. Dotson's employment agreement is terminated without cause, he will receive an amount equal to three months of his base compensation as severance and his options that would have vested in that year will accelerate if he is terminated. Pursuant to his employment agreement, in 1999 Mr. Dotson was granted an option to purchase 180,000 shares of uBid common stock at an exercise price of $37.00 per share. Upon a merger, sale of substantially all of the assets or similar transaction involving uBid that results in a change of control, Mr. Dotson's option will become fully vested.

     Thomas Werner, vice president and chief financial officer of uBid, has the right to receive three months' salary if his employment is terminated by uBid without cause. Upon a change of control of uBid, all outstanding options held by Mr. Werner will become fully vested.

     In addition, Timothy E. Takesue, vice president merchandising of uBid, has the right to receive three months' salary if his employment is terminated by uBid without cause at any time prior to the first anniversary of the consummation of the merger. Pursuant to an agreement with uBid, upon a merger, sale of substantially all of the assets or similar transaction involving uBid that results in a change of control, Mr. Takesue's options will become fully vested; however, Mr. Takesue has agreed with uBid and CMGI to amend the agreement to provide that, upon consummation of the merger, all unvested options issued to Mr. Takesue prior to the effective time of the merger will vest only as to the next annual or next four quarterly installment (as applicable), together with prorated additional vesting with respect to the number of months that have elapsed since the last annual or quarterly installment.

Compensation Committee Interlocks and Insider Participation

     Since its establishment in December 1998, the Compensation Committee has consisted of Messrs. Tullman and Wesley, neither of whom is or has been an officer or employee of uBid. Prior to the establishment of the Compensation Committee, the Board of Directors set the compensation of uBid's officers.

     Mr. Jones, who has served as uBid's President and Chief Executive Officer since November 1997, has participated in the board's deliberations concerning the compensation of officers other than himself. Frank Khulusi, who served as a member of the Board of Directors until November 1999 and who participated in board deliberations concerning compensation of officers prior to the establishment of the Compensation Committee, serves as Chief Executive Officer of Creative Computers, with which uBid has engaged in several transactions which are described under the caption "Certain Relationships and Related Transactions" below.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information concerning the beneficial ownership of common stock of uBid as of March 1, 2000 for the following:

     . each person or entity who is known by uBid to own beneficially more than 5% of the outstanding shares of uBid's common stock;
     .   each of uBid's current directors;
     .   each of the named executive officers; and
     .   all directors and executive officers of uBid as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 1, 2000 are deemed outstanding. Percentage of beneficial ownership is based upon 11,587,056 shares of common stock outstanding at March 1, 2000. To uBid's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o uBid, Inc. 8550 West Bryn Mawr, Suite 200, Chicago, Illinois 60631.


                                                                                     Shares Beneficially Owned
                                                                             ------------------------------------------
Name of Beneficial Owner                                                            Number              Percentage
------------------------                                                     -----------------     --------------------
5% Stockholders:
Sam U. Khulusi (1)                                                                   1,350,966              11.7%
Frank F. Khulusi (2)                                                                 1,306,121              11.3%

Directors and Named Executive Officers:
Gregory K. Jones (3)                                                                   159,098               1.4%
Thomas E. Werner (4)                                                                    21,990                *
Timothy E. Takesue (5)                                                                  34,720                *
Joel D. Ludvigsen (6)                                                                    6,597                *
Allen U. Lenzmeier (7)                                                                   1,500                *
Mark C. Layton (8)                                                                       6,082                *
Russell I. Pillar (9)                                                                    1,500                *
Howard A. Tullman (10)                                                                   5,165                *
Norman H. Wesley (11)                                                                    9,165                *
All current executive officers and directors as a group (12 persons) (12)              260,817               2.3%

--------
* Less than 1% of the outstanding common stock.

(1) Sam Khulusi's address is 2459 208th Street, Suite 200, Torrance, California 90501. Includes options to purchase approximately 9,163 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(2) Frank Khulusi's address is 2555 West 190th Street, Torrance, California 90505. Includes options to purchase approximately 58,740 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000 and 6,044 shares held in trust for the benefit of the children of Basimah Khulusi.

(3) Includes options to purchase approximately 159,098 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(4) Includes options to purchase approximately 21,990 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(5) Includes options to purchase approximately 34,720 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(6) Includes options to purchase approximately 6,597 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(7) Includes options to purchase approximately 1,500 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(8) Includes options to purchase approximately 6,082 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(9) Includes options to purchase approximately 1,500 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(10) Includes options to purchase approximately 5,165 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(11) Includes options to purchase approximately 5,165 shares of uBid common stock that are presently vested or will vest within 60 days of March 1, 2000.

(12) Includes an aggregate of 256,817 shares of uBid common stock issuable upon exercise of stock options which are presently vested or will vest within 60 days of March 1, 2000.


Item 13.  Certain Relationships and Related Transactions

     In February 1999, uBid entered into indemnification agreements with each of its current directors and executive officers that provide the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and uBid's bylaws, as well as certain additional procedural protections. These indemnity agreements provide generally that uBid will advance expenses incurred by directors and executive officers in any action or proceeding as to which they may be indemnified, and require uBid to indemnify these individuals to the fullest extent permitted by law.

Relationship with Creative Computers

     Prior to uBid's initial public offering, uBid was a wholly-owned, indirect subsidiary of Creative. As a wholly-owned subsidiary of Creative Computers, uBid received various services provided by Creative, including administration (accounting, human resources, legal) (through June 1999), warehousing and distribution (through June 1998), Internet/telecom and joint marketing (through September 1999). Creative also provided uBid with the services of a number of its executives and employees. In consideration for these services, Creative historically allocated a portion of its overhead costs related to such services to uBid. uBid believes that the amounts allocated to uBid by Creative were no less favorable than the expenses it would have incurred to obtain such services on its own or from unaffiliated third parties. None of these services were provided to uBid by Creative pursuant to any written agreement.

     Frank Khulusi, the owner of approximately 11% of uBid's common stock and a former director, is the chief executive officer and a director of Creative. His brother, Sam Khulusi, who owns approximately 12% of uBid's common stock, is a director of Creative.

Separation from Creative

     In June 1999, Creative distributed to its stockholders all of the 7,329,883 shares of uBid common stock owned by Creative, which constituted approximately 80.1% of uBid outstanding common stock. Prior to the spin-off, uBid entered into several agreements with Creative providing for the separation of the two companies and the distribution of Creative's uBid common stock to its stockholders, the provision by Creative of certain interim services to uBid, employee benefit arrangements and tax and other matters. These agreements, referred to as the "Ancillary Agreements," are discussed below.

Separation and Distribution Agreement

     The Separation and Distribution Agreement uBid entered into with Creative sets forth certain agreements among uBid and Creative, with respect to the principal corporate transactions required to effect the spin-off and certain other agreements governing the relationship among the parties thereafter.

     The Distribution. Under the Separation and Distribution Agreement, uBid and Creative agreed that neither would take, or permit any of its respective affiliates to take, any action which reasonably could be expected to prevent the distribution from qualifying as a tax-free distribution to Creative and its stockholders pursuant to Section 355 of the Internal Revenue Code. Accordingly, uBid agreed not to issue or grant, directly or indirectly, any shares of uBid capital stock or any rights, warrants, options or other securities to purchase or acquire any shares of uBid capital stock that would affect the tax-free nature of the distribution.

     Registration Rights. The Separation and Distribution Agreement provides that Frank and Sam Khulusi will have the right in certain circumstances, but in no event prior to 180 days after the distribution, to require uBid to register for resale shares of uBid common stock held by them under the Securities Act, subject to certain conditions, limitations and exceptions. uBid also has agreed with Frank and Sam Khulusi that if it files a registration statement for the sale of securities under the Securities Act, then they may, subject to certain conditions, limitations and exceptions, include in that registration statement shares of uBid common stock held by them. In addition, for an additional 90 days after this 180-day period, uBid will be entitled to include uBid shares in any requested demand registration and to reduce the number of shares to be sold by Frank and Sam Khulusi thereunder to a minimum of 20%, collectively, of the total offering plus the amount of any underwriters' over-allotment option. uBid also agreed to bear up to $100,000 of the cost of the first, and up to $50,000 of the second, requested registrations and will bear the cost of all piggyback registrations.

     Releases and Indemnification. uBid has agreed to indemnify, defend and hold harmless Creative and each of Creative's directors, officers and employees from and against all liabilities relating to, arising out of or resulting from: (1) the failure of uBid or any other person to pay, perform or otherwise promptly discharge any liabilities of uBid in accordance with their respective terms; (2) any breach by uBid of the Separation and Distribution Agreement or any of the other agreements described below; and (3) material misstatements or omissions with respect to all information contained in the prospectus or the registration statement used in connection with uBid's initial public offering.

     Except as provided in the Separation and Distribution Agreement, Creative has agreed to indemnify, defend and hold harmless uBid and each of its directors, officers and employees from and against all liabilities relating to, arising out of or resulting from the failure of Creative or any other person to pay, perform or otherwise promptly discharge any liabilities of Creative other than the liabilities of uBid, and any breach by Creative of the Separation and Distribution Agreement or any of the agreements described below. Neither uBid nor Creative is obligated under the Separation and Distribution Agreement to indemnify the other for: (1) any liability, contingent or otherwise, assumed, transferred, assigned or allocated to the other under the Separation and Distribution Agreement or any of the agreements discussed below; (2) any liability for the sale, lease, construction or receipt of goods, property or services purchased, obtained or used in the ordinary course of business between the parties prior to December 9, 1998; (3) any liability for unpaid amounts for products or services or refunds owing on products or services due on a value-received basis for work done by one party at the request or on behalf of the other; (4) any liability that uBid or Creative may have with respect to indemnification or contribution pursuant to the Separation and Distribution Agreement for claims brought against other party by third persons; or (5) generally, any liability the release of which would result in the release of any person other than a person released pursuant to the Separation and Distribution Agreement. The Separation and Distribution Agreement also contains provisions that govern, except as otherwise provided in any of the agreements discussed below, the resolution of disputes, controversies or claims that may arise between or among the parties. These provisions contemplate that efforts will be made to resolve disputes, controversies and claims by escalation of the matter to senior management (or other mutually agreed) representatives of the parties. If such efforts are not successful, any party may submit the dispute, controversy or claim to mandatory, binding arbitration, subject to the provisions of the Separation and Distribution Agreement. The Separation and Distribution Agreement contains procedures for the selection of a sole arbitrator of the dispute, controversy or claim and for the conduct of the arbitration hearing, including certain limitations on discovery rights of the parties. These procedures are intended to produce an expeditious resolution of any such dispute, controversy or claim.

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

     Noncompetition; Certain Business Transactions. The Separation and Distribution Agreement provides that, for a period of nine months after the date of the spin-off, Creative would not directly or indirectly, including by way of acquisition of other companies, engage in the Internet online auction business in substantially the same manner and format as conducted by uBid on the date of the Separation and Distribution Agreement, referred to herein as Company Business. Except as otherwise contemplated under the Ancillary Agreements, uBid anticipates that all future contracts between uBid and Creative will be at arm's length.

     Expenses. Except as expressly set forth in the Separation and Distribution Agreement or in any Ancillary Agreement, each party agreed to bear its own respective third-party fees, costs and expenses paid or incurred in connection with the spin-off.

     Creative Stock Option Adjustments. Options to purchase common stock of Creative that were outstanding as of the date of the spin-off were adjusted to become options to purchase shares of both Creative common stock and uBid common stock. In connection with the spin-off, uBid issued options to purchase 520,473 shares of uBid common stock to holders of these Creative options. The number of shares of uBid common stock that was covered by these options was based upon the ratio of the number of shares of uBid common stock distributed to Creative's stockholders in the spin-off, divided by the total number of shares of Creative common stock outstanding on the record date for the spin-off. In addition, the exercise price for each adjusted option was allocated between the option to purchase Creative common stock and the option to purchase uBid common stock based on the respective pre- and post-distribution prices of Creative common stock and uBid common stock on the Nasdaq National Market to preserve the intrinsic value and ratio of exercise to market price of the options both before and after the spin-off. uBid issued these adjustment options under uBid's 1998 Stock Incentive Plan.

Services Agreement

     In December 1998, uBid entered into a Services Agreement with Creative, under which Creative provided to uBid various administrative services, including general accounting services, credit services and payroll and benefits administration.

     At the time of the spin-off, uBid mutually terminated the Services Agreement and Creative no longer performs the transactional and administrative services covered by the agreement. Since that time, uBid has engaged third parties to perform some of these services and has had these services performed internally by its personnel. uBid believes that it will be able to make the transition to internal and third party administration and transaction processing without significant additional expense or disruption of its business; however, because uBid historically relied heavily on Creative for these services, it could experience interruptions or temporary delays in its operations and its ability to process customer transactions and ship products on a timely basis.

Tax Indemnification and Allocation Agreement

     Prior to the spin-off, uBid entered into a Tax Indemnification and Allocation Agreement with Creative, which provides that if any one of certain events occurs, and such event causes the distribution not to be a tax-free transaction to Creative under Section 355 of the Internal Revenue Code, uBid will indemnify Creative for income taxes Creative may incur by reason of the distribution not so qualifying. These events include any breach of representations relating to its activities and ownership of uBid capital stock made to Creative or in connection with obtaining an IRS revenue ruling or tax opinion relating to the spin-off. In connection with the distribution, uBid made various representations regarding its intentions at the time of the distribution with respect to its business. The Tax Indemnification and Allocation Agreement also provides that Creative will indemnify uBid for taxes for which uBid has no liability to Creative under the circumstances described above. Regardless of the indemnification provisions of such agreement, Creative and uBid will each be severally liable to the Internal Revenue Service for the full amount of any such federal corporate level tax that is not paid by the other.

     At the time of the spin-off, Creative received an opinion from PricewaterhouseCoopers LLP to the effect that for federal income tax purposes the spin-off will qualify as a tax-free spin-off under Section 355 and that no gain or loss will be recognized by Creative or by holders of Creative common stock upon the spin-off.

     If the spin-off did not qualify as tax-free as a result of Section 355(e), then Creative would recognize capital gain equal to the excess of (x) the fair market value of the shares of uBid common stock Creative distributed to its stockholders over (y) its adjusted tax basis in uBid common stock.

     In addition to the foregoing indemnities, the Tax Indemnification and Allocation Agreement provides for: (1) the allocation and payment of taxes for periods during which uBid and Creative are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state tax purposes; (2) the allocation of responsibility for the filing of tax returns; (3) the conduct of tax audits and the handling of tax controversies; and (4) various related matters.

     For periods during which uBid was included in Creative's consolidated federal income tax returns or state consolidated, combined, or unitary tax returns (which will include the periods on or before the date of the spin-off), uBid was required to pay an amount of income tax equal to the amount uBid would have paid had it filed its tax return as a separate entity, except in cases where the consolidated or combined group as a whole realizes a detriment from consolidation or combination. uBid is responsible for its own separate tax liabilities that are not determined on a consolidated or combined basis. uBid will also be responsible in the future for any increases to the consolidated tax liability of uBid and Creative that is attributable to uBid, and will be entitled to refunds for reductions of tax liabilities attributable to uBid for prior periods.

     As noted above, uBid has agreed to indemnify Creative for any tax liability suffered by Creative arising out of actions by uBid after the distribution that would cause the distribution to lose its qualification as a tax-free distribution or to be taxable to Creative for federal income tax purposes under
Section 355 of the Internal Revenue Code. To ensure that issuances of equity securities by uBid will not cause the distribution to be taxable to Creative, uBid agreed to certain restrictions on its ability to issue and repurchase its equity securities until three years following the distribution date. Until the second anniversary of the distribution date, uBid cannot issue its common stock or other equity securities, including the shares sold in its initial public offering and any other stock offerings, that would cause the number of shares of its common stock distributed by Creative in the distribution to constitute less than 60% of the outstanding shares of its common stock unless uBid first obtains either the consent of Creative or a favorable IRS letter ruling that the issuance will not affect the tax-free status of the distribution. After this period until the end of the third year from the distribution date, uBid cannot issue its common stock and other equity securities that, when combined with equity securities sold in and after its initial public offering, would cause the number of shares of its common stock distributed by Creative in the distribution to constitute less than 55% of the outstanding shares of its common stock unless uBid first obtains the consent of Creative or a favorable IRS letter ruling or opinion of tax counsel that the issuance would not affect the tax-free status of the distribution. These restrictions on the issuance of equity securities may severely limit its ability to raise necessary capital or to complete acquisitions of other companies using its equity securities. The same requirements for an IRS letter ruling or consent of Creative are generally applicable to any proposed repurchases of its common stock during these restricted periods. The foregoing restrictions do not apply to uBid's issuance of debt securities that are not convertible into uBid common stock or other equity securities. See the investment consideration entitled "uBid is subject to restrictions on its ability to issue equity securities, which may limit its ability to grow its business and compete effectively."

       In connection with the merger agreement, uBid, CMGI and Creative Computers entered into an amendment to the tax indemnification agreement which amendment will become effective only upon the closing of the merger with CMGI. The amendment:

       . deletes from the tax allocation agreement all provisions that would prohibit uBid from undertaking the merger;

       . provides that neither the negotiation of the merger nor the consummation thereof constitutes a breach of uBid's obligations under the agreement;

       . provides that CMGI agrees to unconditionally guarantee any indemnification obligation that uBid may have under the tax indemnification agreement;

       . provides that if a party to the amendment becomes aware of any proceeding, such as a tax audit or tax controversy, that could give rise to an obligation under the tax allocation agreement, such party must give notice to all other parties to the amendment; and

       . provides that in the event of such a proceeding, both the party subject to the proceeding and any party who may have an indemnification obligation with respect to such proceeding shall jointly control the proceeding.

Joint Marketing Agreement

       uBid and Creative have entered into a joint marketing agreement pursuant to which uBid has agreed to continue certain joint marketing efforts that were in place prior to uBid's initial public offering. The Marketing Agreement provides that uBid will continue to be presented on the home page of Creative's "PC Mall" Website on at least one quarter of the page as well as receive a banner advertisement on the home page of Creative's "PC Mall" Website. The Marketing Agreement provides that uBid will provide to Creative a button that "clicks through" from the home page of uBid's Website to Creative's "PC Mall" Website. As consideration for these marketing services, uBid will either make a payment of $10,000 per month to Creative or Creative, in its sole discretion, may elect to receive a banner advertisement on each page of uBid's Website instead of the monthly payment. The Marketing Agreement expired in December 1999.

Internet/Telecommunications Agreement

       uBid and Creative have also entered into an Internet/telecommunications agreement pursuant to which Creative will continue to provide uBid with certain Internet and telecommunications services, including hosting uBid's Website. uBid agreed to reimburse Creative for all telecommunications charges (other than personnel charges), as well as pay additional monthly personnel charges on a cost-plus 10% basis and capital equipment charges based on standard lease rates. The Internet/Telecommunications Agreement expired in December 1999. In connection with the agreement, uBid purchased capital equipment from Creative at a depreciated book value of approximately $100,000.

Sublease Agreement

       Until July 1998, uBid was dependent on Creative for warehousing and distribution services. In July 1998, uBid became responsible for its own warehousing and distribution and entered into a sublease for 100,000 square feet of Creative's 325,000 square foot distribution center in Memphis, Tennessee. In October 1999, uBid entered into a sublease which provides for the continued use of Creative's inventory control and shipping systems during the term of the sublease. The sublease is at a monthly rate equal to Creative's obligation to the landlord, plus taxes and utilities, and will expire in 2002. In December 1999, uBid subleased an additional 70,000 square feet at Creative's distribution center in Memphis that expires in 2002.

Other Relationships with Creative

     Creative Credit Agreement. Creative is party to a credit agreement pursuant to which it has a credit facility of up to $60 million. Under the credit agreement, each of Creative's subsidiaries is required to guarantee Creative's obligations and to grant the lender a security interest in its assets to secure the obligations under the guaranty. Prior to the spin-off, the lender released uBid's guaranty obligations under the Credit Agreement.

     Payable to Creative. From uBid's inception in April 1997 until its initial public offering, Creative provided funds to finance its operations in the form of advances that bear interest at the prime rate. uBid had amounts due to Creative for working capital and fixed asset purchases totaling approximately $4.6 million as of December 31, 1998, of which $3.3 million is represented by a note due in June 2000 with interest payable monthly, and the remaining $1.3 million of which was repaid during the first quarter of 1999.


Stockholder Agreement

     As an inducement to CMGI to enter into the merger agreement, Frank and Sam Khulusi, who beneficially owned as of February 9, 2000 an aggregate of 2,589,184 shares of uBid common stock, entered into a stockholder agreement with CMGI and uBid, dated as of February 9, 2000, agreeing to vote their shares in favor of the merger agreement and the merger and against specified alternative transactions. These stockholders retain the right to vote their shares on all other matters.

     These stockholders also appointed CMGI, or any nominee of CMGI, as their lawful attorney and proxy with the limited right to vote each of the 2,589,184 shares of uBid common stock at every uBid stockholders meeting and every written consent in lieu of such meeting, in favor of approval of the merger and the merger agreement. The stockholder agreement terminates upon the earlier of the merger becoming effective in accordance with the terms and provisions of the merger agreement and the termination of the merger agreement.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


(a)(1)      Financial Statements and Report of Ernst & Young LLP, Independent Auditors              Page
                                                                                                    ----

            Report of Independent Auditors                                                           F-2

            Financial Statements:

            Balance Sheets as of December 31, 1998 and 1999.                                         F-3

            Statements of Operations for the Period April 1, 1997 (Inception) to December 31, 1997
            and the Years Ended December 31, 1998 and 1999.                                          F-4

            Statements of Cash Flows for the period April 1, 1997 (Inception) to December 31, 1997
            and the Years Ended December 31, 1998 and 1999.                                          F-5

            Statements of Changes in Stockholders' Equity (Deficit) for the Period April 1, 1997
            (Inception) to December 31, 1997 and the Years Ended December 31, 1998 and 1999.         F-6

            Notes to Financial Statements                                                            F-7

(a)(2)      Schedule II -- Valuation and Qualifying Accounts                                         F-17

(b)         Reports on Form 8-K

            No reports on Form 8-K were filed by uBid during the period covered by this Report.

(c)         Exhibits

            The Exhibit Index attached hereto is incorporated into this Item 14(c) by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    uBID, INC.

Dated:  March 29, 2000                  By: /s/ Gregory K. Jones
                                            --------------------
                                            Gregory K. Jones
                                            Chairman of the Board, President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

        Signature                Title                                Date
        ---------                -----                                ----


  /s/ Gregory K. Jones     Chairman of the Board,                 March 29, 2000
  --------------------     President and Chief
  Gregory K. Jones         Executive Officer
                           (Principal Executive Officer)


  /s/ Thomas E. Werner     Vice President and Chief               March 29, 2000
  --------------------     Financial Officer (Principal
  Thomas E. Werner         Financial and Accounting Officer)


  /s/ Russell I. Pillar    Director                               March 29, 2000
  ---------------------
  Russell I. Pillar


  /s/ Howard A. Tullman    Director                               March 29, 2000
  ---------------------
  Howard A. Tullman


  /s/ Norman H. Wesley     Director                               March 29, 2000
  --------------------
  Norman H. Wesley


  /s/ Mark C. Layton       Director                               March 29, 2000
  ------------------
  Mark C. Layton


  /s/ Allen U. Lenzmeier   Director                               March 29, 2000
  ----------------------
  Allen U. Lenzmeier

                                 EXHIBIT INDEX


Exhibit
Number                                       Description of Exhibit
-------                                      ----------------------
   2.1     Agreement and Plan of Merger and Reorganization, dated as of February 9, 2000, by and among
           CMGI, Senlix Corporation and uBid, Inc. (7)
   3.1     Restated Certificate of Incorporation of uBid (1)
   3.2     Amended and Restated By-Laws of uBid (1)
   4.1     Form of uBid's Common Stock Certificate (1)
   4.2     [intentionally omitted]
   4.3     Registration Rights Agreement by and between uBid and Frank Khulusi and Sam Khulusi, dated as of December 7, 1998 (1)
  10.1     Separation and Distribution Agreement by and between uBid and Creative dated as of December 7,
           1998, as amended (2)
  10.2     Services Agreement by and between uBid and Creative, dated as of December 7, 1998 (1)
  10.3(a)  Tax Indemnification and Allocation Agreement by and between uBid and Creative, dated as of
           December 7, 1998, as amended (3)
  10.3(b)  Amendment No. 1 to the Tax Indemnification and Allocation Agreement by and between uBid,
           Creative and CMGI, Inc., dated as of February 9, 2000
  10.4     Joint Marketing Agreement by and between uBid and Creative, dated as of December 7, 1998 (1)
  10.5     Internet/Telecommunications Agreement by and between uBid and Creative, dated as of December 7,
           1998 (1)
  10.6     Employment Agreement, dated  December 20, 1999, as amended, between uBid and Gregory K. Jones*
  10.7     uBid, Inc. 1998 Stock Incentive Plan*
  10.8     Sublease Agreement between uBid and Creative, dated as of July 1, 1998  (1)
  10.9     [intentionally omitted]
 10.10     Agreement Restricting Transfer of Assets and Letter Agreement dated as of September 23, 1998 by and between Deutsche Financial Services Corporation and Creative and uBid (1)
 10.11     Letter Agreement dated November 30, 1998 by and between Creative and Paul Colton (1)
 10.12     Letter Agreement dated September 9, 1998 by and between Creative and David Matthews (1)
 10.13     Assignment and License Agreement by and between uBid and Creative, dated as of November 30,
           1998 (1)
 10.14     Form of Indemnification Agreement, entered into as of February 12, 1999, between uBid and each of its directors and executive officers (3)
 10.15(a)+ Program License and Professional Services Agreement, dated as of June 14, 1999, by and between
           uBid, Inc. and LibertyOne Limited (4)
 10.15(b)  Amendment No. 1 to Program License and Professional Services Agreement, dated as of October 27,
           1999, by and between uBid, Inc. and LibertyOne Limited

 10.16+    Office Lease between 8550 Bryn Mawr, LLC and uBid, Inc. (5)
 10.17     Letter Agreement, dated as of August 16, 1999, between Thomas E. Werner and uBid, Inc.* (6)
 10.18     Letter Agreement, dated as of August 17, 1999, between Timothy E. Takesue and uBid, Inc.* (6)
 10.19     Letter Agreement, dated November 30, 1999, between Kenneth Dotson and uBid, Inc.*
 10.20     Amendment to Option Agreements, each dated as of February 9, 2000, between uBid and each of
           Gregory K. Jones, Jason Maclean, Paul Stolarski, Joel Ludvigsen and Timothy E. Takesue *
 10.21     Sublease Agreement, dated as of December 1, 1999, by and between uBid and Creative.
    23     Consent of Ernst & Young LLP
    27     Financial Data Schedule (for Commission use only)

------------------------
*    The referenced exhibit is a compensatory contract, plan or arrangement.
+ Confidential treatment has been requested for portions of this agreement pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.
(1) Incorporated by reference to uBid's Registration Statement on Form S-1 (No. 333-58477), on file with the Securities and Exchange Commission.
(2) Incorporated by reference to the Report of Form 8-K of Creative Computers, Inc. dated May 27, 1999, filed on May 18, 1999 with the Securities and Exchange Commission.
(3) Incorporated by reference to uBid's Annual Report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission.
(4) Incorporated by reference to uBid's Report on Form 10-Q for the period ended June 30, 1999, on file with the Securities and Exchange Commission.
(5) Incorporated by reference to uBid's Registration Statement on Form S-1 (No. 333-83319), on file with the Securities and Exchange Commission.
(6) Incorporated by reference to uBid's Report on Form 10-Q for the period ended September 30, 1999, on file with the Securities and Exchange Commission.
(7) Incorporated by reference to Annex A of the Proxy Statement/Prospectus, filed as part of the Registration Statement on Form S-4 of CMGI, Inc. (File No. 333-32158) on March 10, 2000 with the Securities and Exchange Commission.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors............................................   F-2

Balance Sheets as of December 31, 1998 and December 31, 1999..............   F-3

Statements of Operations for the Period April 1, 1997 (Inception) to
December 31, 1997 and the Years Ended December 31, 1998 and 1999..........   F-4

Statements of Cash Flows for the Period April 1, 1997 (Inception) to
December 31, 1997 and the Years Ended December 31, 1998 and 1999..........   F-5

Statements of Changes in Stockholders' Equity (Deficit) for the Period
April 1, 1997 (Inception) to December 31, 1997 and the Years Ended
December 31, 1998 and 1999................................................   F-6

Notes to Financial Statements.............................................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
uBid, Inc.

   We have audited the accompanying balance sheets of uBid, Inc. as of December 31, 1998 and 1999, and the related statements of operations, cash flows and changes in stockholders' equity for the period from April 1, 1997 (Inception) to December 31, 1997 and the years ended December 31, 1998 and 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of uBid, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for the period from April 1, 1997 (Inception) to December 31, 1997 and the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the financial information set forth therein.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
January 17, 2000, except for Note 9, as to which
 the date is February 9, 2000
                                  uBid, Inc.

                                BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
ASSETS
Current assets:
  Cash..................................................... $ 26,053  $ 51,544
  Restricted cash..........................................      --      2,092
  Accounts receivable, net of allowances of $20 and $113,
   respectively............................................      623     3,615
  Merchandise inventories..................................    7,235    15,098
  Prepaid expenses and other assets........................      195     2,374
                                                            --------  --------
    Total current assets...................................   34,106    74,723
Fixed assets, net..........................................      519     4,543
                                                            --------  --------
    Total assets........................................... $ 34,625  $ 79,266
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to Creative................................. $    --   $  3,331
  Accounts payable.........................................    9,013    19,995
  Accrued marketing........................................      948     4,753
  Accrued freight..........................................      444     3,508
  Accrued expenses and other current liabilities...........    2,256     2,417
                                                            --------  --------
    Total current liabilities..............................   12,661    34,004
Note payable to Creative...................................    3,331       --
Stockholders' equity :
  Preferred Stock; $.001 par value; 5,000,000 shares
   authorized; no shares
   issued or outstanding...................................      --        --
  Common Stock; $.001 par value; 20,000,000 shares
   authorized;
   11,543,842 and 9,146,883 shares issued and outstanding
   as of
   December 31, 1999 and December 31, 1998, respectively...        2         4
Additional paid-in-capital.................................   37,138    85,752
Deferred stock option compensation expense.................   (8,025)   (4,517)
Accumulated deficit........................................  (10,482)  (35,977)
                                                            --------  --------
    Total stockholders' equity.............................   18,633    45,262
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 34,625  $ 79,266
                                                            ========  ========

                     See notes to the financial statements
                                  uBid, Inc.

                           STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                         Period from
                                        April 1, 1997       Years Ended
                                        (Inception) to     December 31,
                                         December 31,  ----------------------
                                             1997         1998        1999
                                        -------------- ----------  ----------
Net revenues...........................   $        9   $   48,232  $  204,925
Cost of revenues.......................            8       44,257     185,798
                                          ----------   ----------  ----------
Gross profit...........................            1        3,975      19,127
Operating expenses:
  Sales and marketing..................           10        2,829      22,154
  Technology and development...........           66        1,022       4,092
  General and administrative...........          212        4,856      16,073
  Stock based compensation.............          --         5,267       3,508
                                          ----------   ----------  ----------
    Total operating expenses...........          288       13,974      45,827
                                          ----------   ----------  ----------
Loss from operations...................         (287)      (9,999)    (26,700)
Interest income........................          --            74       1,475
Interest expense.......................          (26)        (244)       (270)
                                          ----------   ----------  ----------
Net loss...............................   $     (313)  $  (10,169) $  (25,495)
                                          ==========   ==========  ==========
Basic and diluted net loss per share...   $    (0.04)  $    (1.36) $    (2.61)
                                          ==========   ==========  ==========
Shares used to compute basic and
 diluted net loss per share............    7,329,883    7,461,061   9,765,366


                     See notes to the financial statements
                                  uBid, Inc.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                               Period from
                                              April 1, 1997     Years Ended
                                              (Inception) to   December 31,
                                               December 31,  ------------------
                                                   1997        1998      1999
                                              -------------- --------  --------
Cash flows from operating activities:
  Net loss..................................      $(313)     $(10,169) $(25,495)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization...........          4           155       473
    Non cash stock option expense...........        --          5,267     3,508
    Changes in operating assets and
     liabilities:
      Accounts receivable, net..............         (9)         (614)   (2,992)
      Merchandise inventories, net..........         (2)       (7,233)   (7,863)
      Prepaid expenses and other assets.....        (20)         (175)   (2,179)
      Accounts payable......................        --          9,013    10,982
      Accrued marketing.....................        --            948     3,805
      Accrued freight.......................        --            444     3,064
      Accrued expenses and other current
       liabilities                                  --          2,256       161
                                                  -----      --------  --------
Net cash used in operating activities.......       (340)         (108)  (16,536)
Cash flows from investing activities:
  Increase in restricted cash...............        --            --     (2,092)
  Purchases of property and equipment.......       (331)         (347)   (4,497)
                                                  -----      --------  --------
Net cash used in investing activities.......       (331)         (347)   (6,589)
Cash flows from financing activities:
  Issuance of common stock to Creative......          1           --        --
  Advances from Creative....................        670          (670)      --
  Note payable to Creative..................        --          3,331       --
  Proceeds from public offerings of common
   stock and exercises of stock options.....        --         23,847    48,616
                                                  -----      --------  --------
Net cash provided by financing activities...        671        26,508    48,616
                                                  -----      --------  --------
Net change in cash and cash equivalents.....        --         26,053    25,491
Cash and cash equivalents at beginning of
 period.....................................        --            --     26,053
                                                  -----      --------  --------
Cash and cash equivalents at end of period..      $ --       $ 26,053  $ 51,544
                                                  =====      ========  ========
Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest................................        --            248       244

                     See notes to the financial statements
                                  uBid, Inc.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                          Common stock  Additional
                          -------------  paid-in     Deferred   Accumulated
                          Shares Amount  capital   Compensation   deficit    Total
                          ------ ------ ---------- ------------ ----------- --------
Issuance of common stock
 to Creative ...........   7,330  $  1   $   --      $   --      $    --    $      1
Net loss for the
 period.................     --    --        --          --          (313)      (313)
                          ------  ----   -------     -------     --------   --------
Balance at December 31,
 1997...................   7,330  $  1   $   --      $   --      $   (313)  $   (312)
Issuance of common stock
 in IPO.................   1,817     1    23,846         --           --      23,847
Stock based
 compensation...........     --    --     13,292     (13,292)         --         --
Amortization of deferred
 stock option
 compensation ..........     --    --        --        5,267          --       5,267
Net loss for the year...     --    --        --          --       (10,169)   (10,169)
                          ------  ----   -------     -------     --------   --------
Balance at December 31,
 1998...................   9,147  $  2   $37,138     $(8,025)    $(10,482)  $ 18,633
Issuance of common stock
 in public offering.....   2,300     2    48,109         --           --      48,111
Issuance of common stock
 upon exercise of stock
 options, net of
 repurchases............      97   --        505         --           --         505
Amortization of deferred
 stock option
 compensation ..........     --    --        --        3,508          --       3,508
Net loss for the year...     --    --        --          --       (25,495)   (25,495)
                          ------  ----   -------     -------     --------   --------
Balance at December 31,
 1999...................  11,544  $  4   $85,752     $(4,517)    $(35,977)  $ 45,262
                          ======  ====   =======     =======     ========   ========


                     See notes to the financial statements.

                                   uBid, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

1. Description of Company and Summary of Significant Accounting Policies

 Description of Company

   The Company is engaged in the retail sale of merchandise, including new, close-out, and refurbished products, utilizing an interactive online auction. The Company currently specializes in selling primarily brand name computers, consumer electronics, housewares, jewelry, and sporting goods and memorabilia over the World Wide Web to consumers and small and medium-sized businesses.

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

 Restricted Cash

   The Company maintains restricted collateral invested in certificates of deposits, which mature within one year, and are used as security for the Company's office lease and certain purchases from suppliers. The classification is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying securities.

 Revenue Recognition

   The Company sells merchandise purchased from suppliers under two types of arrangements. The Company either purchases merchandise for inventory or purchases merchandise at the time of sale under consignment-type revenue sharing agreements. For the years ended December 31, 1998 and 1999, the Company's sales of merchandise purchased for inventory comprised approximately 96% and 88% of product revenues, respectively, with merchandise purchased under consignment-type revenue sharing agreements representing approximately 4% and 12% of product revenues, respectively.

   The Company recognizes revenue for advertising placed on its Website during the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of the period and collection of the resulting receivable is probable. The Company recognizes software licensing revenue when all the criteria of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, are met. The Company recognizes revenue from payments for professional services as the related services are performed. The Company derives revenue from premium and exclusive placements of vendors in their related category on the Company's Website and records this revenue on a straight-line basis over the term of the related vendor contract. Commissions and fees from the sale of equipment and merchandise through the Company's co-branded business-to-business Websites are recognized on the date the related auction is concluded.

                                   uBid, Inc.

                (in thousands, except share and per share data)


 Sales -- merchandise held in inventory

   For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the auction, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable. The Company recognizes the gross sales amount as revenue upon verification of the credit card transaction authorization and shipment of the merchandise. In instances where the credit card authorization has been received but the merchandise has not yet been shipped, the Company defers revenue recognition until the merchandise is shipped. The Company had no deferred revenue related to sales of purchased inventory as of December 31, 1998 or 1999.

 Sales -- merchandise purchased at time of sale under revenue sharing agreements

   For sales of merchandise under revenue sharing agreements, the Company either takes physical possession of the merchandise or the supplier retains physical possession of the merchandise. In either case, the Company is not obligated to take title to the merchandise nor does it take title unless it successfully sells the merchandise at auction. Upon completion of an auction, the Company purchases the inventory, takes title to the merchandise, charges the customer's credit card and either ships the merchandise directly or arranges for a third party to complete delivery to the customer. The Company records the gross sales amount as revenue upon verification of the credit card authorization and shipment of the merchandise. In instances where credit card authorization has been received but the merchandise has not been shipped, the Company defers revenue recognition until the merchandise is shipped. The Company had no deferred revenue related to sales from revenue sharing agreements as of December 31, 1998 or 1999.

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

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets which range from three to five years. Leasehold improvements are stated at cost and depreciation is computed using the straight-line method over the shorter of the useful life of the asset or the term of the lease.

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

                                   uBid, Inc.

                (in thousands, except share and per share data)


 Software Development Costs

   Internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage and amortized over three years. During the period ended December 31, 1997 and the years ended December 31, 1998 and 1999, $39, $0, and $124 was expensed, respectively. As of December 31, 1998 and December 31, 1999, capitalized software net of accumulated amortization was $176 and $1,391, respectively.

 Advertising Costs

   Advertising costs are charged to expense as incurred. Advertising expense was $0, $2,669 and $21,193 for the period ended December 31, 1997 and years ended December 31, 1998 and 1999, respectively.

   The Company has marketing relationships with a number of online companies including AOL, MSN/LinkExchange, PC World Online, LookSmart and Prodigy pursuant to which it receives portal positioning, anchor tenancy, promotional placements, sponsorships and/or banner advertisements for a monthly fee. Generally, these agreements have terms up to three years, do not provide for guaranteed renewal and may be terminated by the Company without cause. There were no payments made under these agreements for 1997. The Company's payments to these online companies for years ended December 31, 1998 and 1999 were approximately $433 and $4,077, respectively.

 Income Taxes

   Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

   The operations of the Company are included in the consolidated tax return of Creative for the period prior to the spin-off (see Note 3). The tax provision presented in these financial statements for that period was determined as if the Company had filed a separate return.

 Accounting for Stock Option Compensation

   The Company accounts for stock options as prescribed by APB Opinion No. 25 and includes pro forma information in the Stock options footnote, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

 Net Loss per Share

   Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the period ended December 31, 1997, and the years ended December 31, 1998 and 1999, options to purchase 458,118, 1,107,278 and 2,887,775 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of accounts receivable from individuals and merchants located in the United States. Sales are generally made
                                   uBid, Inc.

                (in thousands, except share and per share data)

through credit cards and are pre-approved. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and potential credit losses. Such losses have been immaterial.

 Concentration of Supplier

   The Company is dependent upon suppliers to provide it with merchandise for sale through the Company's Internet auctions. For the period from Inception to December 31, 1997 one supplier, Creative, accounted for approximately 100% of net revenues from related product sales. For the years ended December 31, 1998 and December 31, 1999, no individual supplier accounted for greater than 10% of net revenues from related product sales.

 Fair Value of Financial Instruments

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that fair values be disclosed for most of the Company's financial instruments. The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, note payable, and current liabilities are considered to be representative of their respective fair values.

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

 Comprehensive Loss

   The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the Company to display comprehensive income (loss) and its components as part of the financial statements. The Company has no components of other comprehensive loss, and, as a result, the comprehensive loss is the same as the net loss for all periods presented.

 Stock Splits

   On June 25, 1998, the Company effected a 100,000-for-1 split of its Common Stock. On November 30, 1998, the Company effected a .7329883-for-1 reverse split of its common stock. All common shares and per share data have been retroactively adjusted to reflect these stock splits.

 New Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company for the fiscal year and quarters beginning after June 15, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and
                                   uBid, Inc.

                (in thousands, except share and per share data)

measure those instruments at fair value. The Company does not expect the potential effect of adopting the provisions of SFAS No. 133 to have a significant impact on its financial position, results of operations, and cash flows.

 Non-monetary Transaction

   In August 1999, the Company reached an agreement with ICON International, Inc. to acquire media trade credits for online and offline advertising in exchange for approximately $2,500 of the Company's inventory. The Company recorded the trade credits at the net realizable value of the inventory. The Company recorded no gain or loss related to this transaction. The unused trade credits will expire in August 2004.

 Reclassification

   Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Fixed Assets

   Fixed assets consist of the following:

                                                                  December 31,
                                                                  -------------
                                                                  1998    1999
                                                                  -----  ------
      Computer, machinery and equipment.......................... $ 372  $2,363
      Computer software..........................................   306   1,471
      Furniture and fixtures.....................................   --      741
      Leasehold improvements.....................................   --      600
                                                                  -----  ------
                                                                    678   5,175
      Less accumulated depreciation and amortization.............  (159)   (632)
                                                                  -----  ------
                                                                  $ 519  $4,543
                                                                  =====  ======

3. Related Party Transactions

   From Inception to the Company's initial public offering (IPO), Creative provided advances to the Company for working capital and fixed asset purchases of $670 and $3,331 through December 31, 1997 and December 31, 1998, respectively. Upon consummation of the Company's IPO (see Note 6), the $3,331 was converted to a note payable to Creative. The outstanding balance on the note bears interest at the prime rate and will be repaid in June 2000. Interest expense on these advances and notes payable was $26, $244, and $270 for the period ended December 31, 1997 and the years ended December 31, 1998 and 1999, respectively. In addition, from the date of the IPO until December 31, 1998, Creative advanced the Company an additional $1,277 in short-term non-interest bearing advances. The advances related to cash disbursements made by Creative on behalf of the Company during the transition period while the Company established its own cash management programs. These advances were settled on at least a monthly basis. During the transition period, the Company continued to participate in Creative's cash management process through May 1999. In connection therewith, cash receipts related to the Company's business were applied directly to reduce the advances from Creative.

                                   uBid, Inc.

                (in thousands, except share and per share data)


   In addition, Creative provided various services to the Company such as administration (accounting, human resources, legal) through June 7, 1999, warehousing and distribution through June 1998, and Internet/telecom and joint marketing through September 1999. In consideration for those services, Creative historically allocated a portion of its overhead costs related to such services to the Company. The charges for these services were:

                                                                   Year ended
                                                                  December 31,
                                                                  -------------
                                                    Period from
                                                   April 1, 1997
                                                   (Inception) to
                                                    December 31,
                                                        1997       1998   1999
                                                   -------------- ------ ------
      Administrative..............................      $ 36      $  481 $  479
      Warehousing and distribution................       --          550    549
      Internet/telecom and joint marketing........       172         773    548
                                                        ----      ------ ------
                                                        $208      $1,804 $1,576
                                                        ====      ====== ======

   Administration costs for services provided by Creative to the Company were determined by identifying all of Creative's personnel who supported the Company. Their pay, based on the number of hours of service provided, benefits, plus an allocation of overhead, was used to calculate these costs. Credit card processing costs for transactions above a certain dollar amount were based on $1.50 per order. Prior to June 30, 1998, warehousing and distribution was charged at $4.00 per order and was based on Creative's fully burdened cost per order for warehousing and distribution. Effective July 1, 1998 the Company began subleasing 50,000 square feet of warehouse space from Creative at its marginal cost. In October 1998, the sublease was increased to 100,000 square feet on the same terms. In December 1999, the Company entered into an additional sublease with Creative for 70,000 square feet. The Company is also charged a pro-rata share, based on square footage, of the warehouse utilities, property taxes, and other warehouse costs. Direct labor to operate the warehouse was charged directly to the Company. Internet/telecom service costs included an allocation of monthly depreciation for all hardware and software based on usage by the Company, as well as monthly rates for telecommunication expenses consumed by the Company. Management asserts that the methods to identify and allocate costs to the Company for these services provided by Creative were reasonable.

   The Company and Creative entered into on or prior to the consummation of the IPO, certain agreements governing various interim and ongoing relationships between the Company and Creative after the completion of the IPO and Distribution. The terms of such agreements generally provide for services to be rendered by Creative similar to those described above. The costs of general accounting services, payroll and benefits administration, and internet/telecommunications were charged based on Creative's cost plus 10%. Credit services are charged at $1.50 per transaction. Effective July 1, 1998, the Company began subleasing a portion of Creative's distribution facility. Pursuant to the Sublease Agreements, future minimum lease payments to Creative are $288, $288 and $96 in the years 2000, 2001 and 2002, respectively. The agreement pursuant to which Creative provides the Company with general accounting, payroll and benefits administration, and internet/telecommunications services was terminated upon completion of the Separation and the Distribution.

   On June 7, 1999, Creative distributed to its shareholders its remaining equity interest in the Company consisting of 7,329,883 shares of Common Stock. In connection with the spin-off, options to purchase common stock of Creative that were outstanding as of the date of the spin-off were adjusted to become options to purchase shares of both Creative's common stock and the Company's Common Stock. The Company issued options to purchase 520,473 shares of Common Stock to holders of these Creative options. The number of options to purchase Common Stock was based on the ratio of the number of shares of Company Common
                                   uBid, Inc.

                (in thousands, except share and per share data)

Stock distributed to Creative shareholders in the spin-off to the number of shares of Creative common stock outstanding on the record date for the spin-off. The exercise price for each adjusted option was allocated between the option to purchase Creative Common Stock and the option to purchase Company Common Stock based on the respective pre- and post-distribution prices of Creative's common stock and the Company's Common Stock. Such options were issued under the Company's 1998 Stock Incentive Plan.

4. Income Taxes

   No tax benefit has been provided for pretax losses due to the uncertainty of realization of these benefits in future years. This is the primary reason the amount of income tax benefit recorded is less than the amount of income tax benefit calculated using the U.S. federal statutory rate of 35% for the period ended December 31, 1997 and for the years ended December 31, 1998 and 1999.

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
      Deferred tax assets:
        Start-up and development costs....................... $    84  $     63
        Net operating loss carryforwards.....................   1,990    10,814
        Stock option compensation............................   2,107     3,510
        Other................................................      12        45
                                                              -------  --------
                                                                4,193    14,432
          Valuation allowance................................  (4,193)  (14,432)
                                                              -------  --------
                                                              $   --   $    --
                                                              =======  ========

   The Company has recorded a 100% valuation allowance equal to the net deferred tax asset balance based upon management's determination that the recognition criteria for realization have not been met.

   At December 31, 1999, the Company had net operating loss carryforwards of approximately $27,000 which may be used to offset future taxable income. The net operating loss carryforwards expire beginning in 2012, if not used. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.

5. Employee Benefits

 401(k) Savings Plan

   In July 1999, the Company established a 401(k) Savings Plan which covers substantially all Company full-time employees. Participants may make tax-deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code). Through June 1999, the Company's employees were participants in the 401(k) Plan of Creative. The related administrative and matching costs, which were charged to the Company by Creative, were not significant for the period from Inception to December 31, 1997 and for the year ended December 31, 1998. For the year ended December 31, 1999, the cost charged by Creative was $5. Administrative and matching costs under the Company's independent plan for the year ended December 31, 1999 were $25.

                                   uBid, Inc.

                (in thousands, except share and per share data)


 Employee Stock Option Plans

   The Company granted non-qualified options to purchase Common Stock to certain employees and directors of the Company. The terms of the options provide for vesting, over a 4 or 5-year period, except for options to purchase 183,247 shares of Common Stock at December 31, 1999 which vested as to the first 20% of the shares covered by such options upon completion of the Company's IPO. The options expire 10 years from the date of grant.

   In August 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan") and reserved 1,832,470 shares of common stock for issuance thereunder. The 1998 Plan allows an annual increase of 3% of the outstanding shares of Common Stock as of December 31, 1999 under an annual "evergreen" share increase provision. Based on this provision, an additional 346,315 shares of common stock will be made available for issuance in 2000. The 1998 Plan authorized the award of options, stock appreciation rights, restricted stock awards and performance based stock awards (each an "Award"). The maximum number of shares with respect to options and stock appreciation rights granted to any employee in any fiscal year is 476,442 shares. Options granted under the 1998 Plan may be either incentive stock options ("ISOs") or non-qualified stock options ("NSOs"). ISOs may be granted only to employees (including officers and directors who are also employees). Awards other than ISOs may be granted to employees, directors and consultants, as defined. Options under the 1998 Plan may be granted for periods up to 10 years and at prices no less than 85% of the fair value of the shares on the date of grant provided, however, that the exercise price of an ISO may not be less than 100% of the fair market value of the shares on the date of grant and the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant.

   There are 1,789,587 outstanding options to purchase common shares that have been granted under the 1998 Plan through December 31, 1999 and 42,883 shares are available for grant under the 1998 Plan at December 31, 1999.

   The following table summarizes all stock option activity:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Number     Price
                                                             ---------  --------
      Granted...............................................   458,118   $ 0.27
      Canceled..............................................       --       --
      Exercised.............................................       --       --
                                                             ---------
        Outstanding at December 31, 1997....................   458,118   $ 0.27
      Granted...............................................   651,725   $ 4.62
      Canceled..............................................    (2,565)    0.27
      Exercised.............................................       --       --
                                                             ---------
        Outstanding at December 31, 1998.................... 1,107,278   $ 2.79
      Granted............................................... 2,170,730   $32.39
      Canceled..............................................  (282,701)   31.41
      Exercised.............................................  (107,532)    4.73
                                                             ---------
        Outstanding at December 31, 1999.................... 2,887,775   $22.55
                                                             =========

                                   uBid, Inc.

                (in thousands, except share and per share data)


   The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                                             Average
                                            Remaining      Weighted
                                           Contractual     -Average
     Range of Exercise       Options          Life         Exercise       Options
          Prices           Outstanding      (In Yrs)        Price       Exercisable
     -----------------     -----------     -----------     --------     -----------
     $ 0.270--$  5.999        761,309         7.76          $ 0.48        254,778
       6.000--  14.999        619,341         8.13            8.53        211,981
      15.000--  59.999      1,216,800         9.65           32.50         13,800
      60.000-- 134.063        290,325         9.17           68.61            --
                            ---------                                     -------
     $ 0.270--$134.063      2,887,775         8.78          $22.55        480,559
                            =========                                     =======

   The options granted by the Company through the date of the IPO were exercisable only in the event of a successful public offering or sale of the Company. The Company completed its IPO on December 4, 1998 causing a measurement date to occur and requiring the Company to compute compensation expense based upon the difference between the exercise price of the options and the IPO price. Based upon the difference between the IPO price and the exercise prices of the 1,038,278 options outstanding at December 4, 1998, the Company recorded a deferred stock option compensation charge of approximately $13,300, which will be recognized over the vesting period. Approximately $5,300 and $3,500 was recognized in 1998 and 1999, respectively. The expense relates to options awarded to employees in all operating expense categories and has not been separately allocated to these categories.

   The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the minimum value method for those options granted prior to the IPO, and the Black-Scholes option pricing method for those options issued concurrent with and subsequent to the IPO, with the following weighted average assumptions:

                                                   Minimum         Black-
                                                    Value    Scholes Assumptions
                                                 Assumptions -------------------
                                                    1998       1998      1999
                                                 ----------- --------- ---------
Risk free interest rate.........................      6.3%       4.89%     5.50%
Expected dividend yield.........................      None        None      None
Expected lives..................................   6 years     6 years   6 years
Expected volatility.............................        0%        142%      120%

   The weighted average grant date fair values of options granted during the period from Inception to December 31, 1997 and the twelve months ended December 31, 1998 and 1999 were $0.08, $4.03, and $35.82, respectively.

   Had the Company accounted for stock options under SFAS No. 123, reported net loss for the year ended December 31, 1998 and 1999 would have been $10,439 and $32,173 and net loss per share would have been $1.40 and $3.29, respectively. The effect of applying SFAS No. 123 on operating results is not likely to be representative of the effect on operating results for future years.

                                   uBid, Inc.

                (in thousands, except share and per share data)


6. Public Offerings of Common Stock

   In December 1998, the Company completed its IPO of 1,817,000 shares common stock. Based on the initial public offering price of $15.00 per share, the gross proceeds from the offering were $27,255. After commissions paid to the underwriters, and other offering costs, the net proceeds were $23,847. Following the completion of the IPO, Creative owned approximately 80% of the Company's outstanding Common Stock and as a result, continued to control the Company. Creative's remaining Equity interest in the Company was distributed to its shareholders in June 1999 (see Note 3).

   In September 1999, the Company completed a follow-on public offering of 2,300,000 shares of Common Stock. Based on the offering price of $22.625 per share, the gross proceeds from the offering were $52,038. After commissions paid to the underwriters and other offering costs, the net proceeds were $48,111.

7. Segment Information

   The Company operates in a single reportable segment as an online auction for computer, consumer electronics and housewares, and sports and recreation products in the United States. The Company's product revenues accounted for 100% and 98% of total revenues in 1998 and 1999, respectively, and are divided into two categories; sales of merchandise held in inventory by the Company and sales of merchandise purchased at the time of sale under consignment-type revenue sharing agreements with vendors. The Company sources its products from over 430 vendors and offers, on average, over 6,700 items in each of its daily auctions. All of the Company's revenues in 1997 were in the computer products category. Product offerings are divided into the following four categories, with their corresponding percentage of net product revenues for the years ended December 31, 1998 and 1999:

                                                                   Year
                                                                  Ended
                                                               December 31,
                                                                 ---------------
                                                                  1998     1999
                                                                 ------   ------
      Computer Products--including desktops, portable
       computers, computer accessories, disk drives, modems,
       monitors/video equipment, components, printers,
       scanners, digital cameras, software and home office
       products................................................      83%      74%
      Consumer Electronics--including home theater equipment,
       home audio equipment, speakers, televisions, camcorders,
       VCR's, DVD players, portable audio players and
       automobile audio equipment..............................      11%      19%
      Housewares--including kitchen appliances, vacuum
       cleaners, personal care devices, furniture, gifts,
       photography, jewelry and sunglasses.....................       6%       4%
      Sports and Recreation--including sports memorabilia, golf
       and tennis, health and fitness, outdoor sports,
       bicycles, water sports, and team sports equipment.......     --         3%

8. Commitments and Contingencies

   The Company currently leases office, warehouse facilities and fixed assets under noncancelable operating leases. Rental expense under operating lease agreements for 1999 was $486. The Company had no rental expense under lease agreements in 1997 and 1998.

   The Company has marketing relationships with a number of online companies pursuant to which it receives portal positioning, anchor tenancy, promotional placements, sponsorships and/or banner advertisements for a monthly fee. Generally, these agreements have terms up to three years, do not provide for guaranteed renewal and may be terminated by the Company without cause. The costs associated with these agreements are recognized over the term of the related agreements as services are received.

                                   uBid, Inc.

                (in thousands, except share and per share data)


   Futures minimum commitments at December 31, 1999 are as follows:

                                                            Operating Marketing
                                                             Leases   Agreements
                                                            --------- ----------
      Years Ended December 31,
        2000...............................................  $1,375     $5,122
        2001...............................................   1,214      4,000
        2002...............................................     901        --
                                                             ------     ------
          Total minimum lease payments.....................  $3,490     $9,122
                                                             ======     ======

9. Subsequent Event

   On February 9, 2000, CMGI, Inc., a Delaware corporation ("CMGI"), agreed to acquire the Company, as a result of which the stockholders of the Company will become stockholders of CMGI. Under the terms of the Agreement and Plan of Merger and Reorganization, CMGI will issue .2628 shares of common stock for every share of the Company's common stock held on the record date of the transaction. The merger is subject to customary conditions, including approval by the Company's stockholders, and if approved is expected to close in May 2000.

                                  SCHEDULE II

                                  uBID, INC.

                       Valuation and Qualifying Accounts
         For the Period April 1, 1997 (Inception) to December 31, 1997
                and the years ended December 31, 1998 and 1999
                                (in thousands)


                                                          Balance at                                              Balance
                                                         Beginning of    Additions Charged                        at End
                                                            Period            to Other        Deductions         of Period
                                                         ------------    -----------------    ----------         ---------
Year Ended December 31, 1999:

Allowances for doubtful accounts-trade receivables (1)..    $   20            $    93           $      --         $   113

Reserve for excess and obsolete inventory (1)...........       296                752                 877             171

Valuation allowance for deferred tax assets.............     4,193             10,239                  --          14,432


Year Ended December 31, 1998:

Allowances for doubtful accounts - trade receivables....        --                 20                  --              20

Reserve for excess and obsolete inventory...............        --                296                  --             296

Valuation allowance for deferred tax assets.............       125              4,068                  --           4,193


Period April 1, 1997 (Inception) to December 31, 1997:

Allowances for doubtful accounts - trade receivables....        --                 --                  --              --

Reserve for excess and obsolete inventory...............        --                 --                  --              --

Valuation allowance for deferred tax assets.............        --                 --                  --             125

--------------
(1) The balance at the end of the period represents the balance on the balance sheet for uBid at the end of the 1999 fiscal year.